Form 10-K
period 2003-12-27
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2004-03-10
CIK 1262449, 1262450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Special Financial Report

Pursuant to Section 15d-2 of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2003

Commission file number: 333-108661

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

UCDP FINANCE, INC.

(Exact name of Registrants as specified in its charter)

Florida	59-3128514
Florida	42-1581381
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1000 Universal Studios Plaza Orlando, FL	32819-7610
(Address of principal executive offices)	(Zip code)

(407) 363-8000
(Registrant's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

None.

Securities Registered pursuant to Section 12(g) of the Act:

11¾% Senior Notes due 2010.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes      No

(The Registrants only became subject to the Section 15(d) filing requirements on January 9, 2004 pursuant to the filing of a Registration Statement on Form S-4 (File No. 333-108661) that became effective on that date.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      No

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Special Financial Report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This Special Financial Report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrants as required by Rule 15d-2.

Item 8.    Financial Statements and Supplementary Data

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
Universal City Development Partners, Ltd.

We have audited the accompanying consolidated balance sheets of Universal City Development Partners, Ltd. and subsidiaries (UCDP) as of December 27, 2003 and December 28, 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three fiscal years in the period ended December 27, 2003. These financial statements are the responsibility of UCDP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UCDP as of December 27, 2003 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, UCDP adopted, effective December 29, 2002, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

/s/ Ernst & Young LLP

Orlando, Florida
January 30, 2004

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$113,978	$12,265
Accounts receivable, net	15,598	13,832
Other receivables	—	14,500
Receivables from related parties	8,127	10,938
Inventories, net	41,947	40,121
Prepaid assets	10,123	8,231
Total current assets	189,773	99,887
Property and equipment, at cost:
Land and land improvements	490,194	504,949
Buildings and building improvements	1,347,149	1,337,160
Equipment, fixtures and furniture	1,004,413	1,087,442
Construction in process	48,980	9,321
Total	2,890,736	2,938,872
Less accumulated depreciation	(936,849)	(890,919)
Property and equipment, net	1,953,887	2,047,953
Other assets:
Investments in joint ventures	10,481	22,195
Intangible assets, net of accumulated amortization of $6,744 and $3,024, respectively, in 2003 and 2002	17,644	9,759
Deferred finance costs, net of accumulated amortization of $25,712 and $18,872, respectively, in 2003 and 2002	27,486	12,226
Other assets	8,213	6,437
Total other assets	63,824	50,617
Total assets	$2,207,484	$2,198,457
Liabilities and partners' equity
Current liabilities:
Accounts payable and accrued liabilities	$109,019	$89,588
Unearned revenue	28,514	22,154
Due to VUE	1,204	9,535
Current portion of capital lease obligations	395	549
Current portion of long-term borrowings	37,375	207,368
Total current liabilities	176,507	329,194

Long-term liabilities:
Long-term borrowings, net of current portion	1,138,065	961,875
Deferred special fee payable to VUE	137,438	101,904
Capital lease obligations, net of current portion	649	616
Interest rate swaps, at fair market value	19,793	41,391
Other	5,646	4,183
Total long-term liabilities	1,301,591	1,109,969
Minority interest in equity of UCRP	9,543	—
Commitments and contingencies	—	—
Partners' equity:
VUE	368,163	399,305
Blackstone	368,163	399,305
Accumulated other comprehensive loss	(16,483)	(39,316)
Total partners' equity	719,843	759,294
Total liabilities and partners' equity	$2,207,484	$2,198,457

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Operating revenues:
Theme park passes	$378,351	$366,076	$377,292
Theme park food and beverage	96,382	94,871	93,106
Theme park merchandise	81,553	82,910	78,052
Other	173,022	133,762	126,818
Total operating revenues	729,308	677,619	675,268
Costs and operating expenses:
Theme park operations	152,185	152,002	145,411
Theme park selling, general and administrative	127,025	132,655	136,316
Theme park cost of products sold	93,001	94,375	90,795
Special fee payable to VUE and consultant fee	46,159	44,075	43,977
Depreciation and amortization	131,826	136,631	146,588
Other	108,191	76,973	84,701
Total costs and operating expenses	658,387	636,711	647,788
Operating income	70,921	40,908	27,480
Other (expense) income:
Interest expense	(119,027)	(93,596)	(116,628)
Interest income	831	1,446	1,079
Decrease in fair value of interest rate swaps	(1,235)	(2,075)	—
(Loss) income from joint ventures	(481)	1,565	767
Loss from sale of land	(1,285)	—	—
Minority interest in net earnings of UCRP	(2,008)	—	—
Total other expense	(123,205)	(92,660)	(114,782)
Net loss	$(52,284)	$(51,752)	$(87,302)

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

Consolidated Statements of Changes in Partners' Equity

(In thousands)

	VUE	Blackstone	Accumulated Other Comprehensive Loss	Total Partners' Equity	Comprehensive Loss

Balance at December 30, 2000	$443,832	$443,832	$(19,238)	$868,426	$—
Change in fair value of interest rate swaps designated as hedges	—	—	(22,419)	(22,419)	(22,419)
Net loss	(43,651)	(43,651)	—	(87,302)	(87,302)
Balance at December 29, 2001	400,181	400,181	(41,657)	758,705	(109,721)

Change in fair value of interest rate swaps designated as hedges	—	—	2,341	2,341	2,341
Partner contributions	25,000	25,000	—	50,000	—
Net loss	(25,876)	(25,876)	—	(51,752)	(51,752)
Balance at December 28, 2002	399,305	399,305	(39,316)	759,294	(49,411)

Change in fair value of interest rate swaps designated as hedges	—	—	22,833	22,833	22,833
Partner distributions	(5,000)	(5,000)	—	(10,000)	—
Net loss	(26,142)	(26,142)	—	(52,284)	(52,284)
Balance at December 27, 2003	$368,163	$368,163	$(16,483)	$719,843	$(29,451)

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from operating activities
Net loss	$(52,284)	$(51,752)	$(87,302)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	130,380	135,783	145,174
Amortization of intangible assets	1,446	848	1,414
Amortization of deferred finance costs	6,840	4,645	4,031
Accretion of bond discount	625	—	—
Loss from sale of property and equipment	1,285	—	787
Decrease in fair value of interest rate swaps	1,235	2,075	—
Loss (income) from joint ventures	481	(1,565)	(767)
Gain from non-monetary asset acquisition	—	(3,915)	—
Gain related to settlement of capital claims	—	(1,085)	—
Minority interest in net earnings of UCRP	2,008	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,601)	(1,779)	5,025
Receivables from related parties	2,459	(2,109)	2,269
Inventories, net	(427)	3,866	2,940
Prepaid assets	(1,892)	(3,332)	(457)
Other assets	(1,776)	1,590	2,316
Accounts payable and accrued liabilities	18,943	(16,041)	(23,671)
Unearned revenue	6,360	312	983
Due to VUE	(8,331)	(6,258)	10,556
Deferred special fees payable to VUE	35,534	33,350	32,647
Other long-term liabilities	1,463	(661)	(652)
Net cash and cash equivalents provided by operating activities	142,748	93,972	95,293

Cash flows from investing activities
Property and equipment acquisitions	(53,471)	(26,124)	(39,542)
Proceeds related to the settlement of capital claims	15,461	—	—
Proceeds related to the sale of property and equipment	12,961	1,815	395
Proceeds related to capital reimbursement	10,926	—	654
Payments for character rights	—	(285)	(410)
Distributions from joint ventures, net	1,147	2,122	1,631
Net cash and cash equivalents used in investing activities	$(12,976)	$(22,472)	$(37,272)

Continued on next page.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(In thousands)

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from financing activities
Payments of Partner distributions	$(10,000)	$—	$—
Proceeds from Partner contributions	—	50,000	—
Distributions of minority interest in equity of UCRP	(2,551)	—	—
Proceeds from bond offering	494,170	—	—
Proceeds from long-term borrowings	—	—	114,688
Payments on long-term borrowings, capital lease obligations and notes payable	(488,719)	(175,286)	(119,191)
Payments for finance costs	(22,100)	(5,141)	(649)
Net cash and cash equivalents used in financing activities	(29,200)	(130,427)	(5,152)

Net increase (decrease) in cash and cash equivalents	100,572	(58,927)	52,869
Cash and cash equivalents at beginning of year from UCRP	1,141	—	—
Cash and cash equivalents at beginning of year	12,265	71,192	18,323
Cash and cash equivalents at end of year	$113,978	$12,265	$71,192
Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$96,199	$95,073	$111,291

Supplemental disclosures of noncash information
Increase (decrease) in interest rate swap liability	$(21,598)	$(266)	$22,419
Property and equipment acquired in non-monetary asset acquisition	$—	$3,915	$—
Receivable related to the settlement of capital claims	$—	$14,500	$—
Disposal of fully depreciated assets	$87,142	$—	$—
Net assets of UCRP at beginning of year (see Note 2)	$20,172	$—	$—

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

Ownership

Universal City Development Partners, LP (UCDP LP) was a limited partnership organized in Delaware. Effective June 5, 2002, UCDP LP became organized in Florida and changed its legal name to Universal City Development Partners, Ltd. (UCDP LTD). Through several holding partnerships and limited liability companies, the ultimate owners, each having a 50 percent interest (the Partners), are Vivendi Universal Entertainment LLLP (VUE), an affiliate of Universal Studios, Inc. (USI), which in turn is a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone). Both Partners share in profits and losses, contributions and distributions of UCDP LTD in accordance with their respective ownership percentage.

On October 8, 2003, Vivendi, Universal Studios Holding III Corp., General Electric Company, National Broadcasting Company Holding, Inc. and National Broadcasting Company Inc. (NBC) signed a definitive agreement pursuant to which Vivendi has agreed to contribute ownership interests in USI and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets) to a subsidiary of NBC. The transaction is subject to regulatory approval in a number of jurisdictions (including the United States and the European Union) and is not expected to close prior to the end of the first quarter of 2004.

Operations

UCDP LTD owns and operates two themed attractions, Universal's Islands of Adventure (IOA) and Universal Studios Florida (USF); an entertainment complex, Universal's CityWalk Orlando (CityWalk); sound stages; and movie and television production facilities all located in Orlando, Florida.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated amounts of UCDP LTD, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (UPRV), and Universal City Restaurant Partners, Ltd. (UCRP) (collectively, UCDP). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCDP LTD has a 99% ownership interest in UPRV. The 1% limited partnership is owned by Universal City Florida Holding II LLC, a related party. Management has excluded the minority interest based on it being insignificant to the accompanying consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIE's) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. UCDP LTD owns a 50% interest in UCRP, which has historically been accounted for under the equity method. UCRP operates a restaurant in CityWalk. Both joint venture partners share in profits and losses, contributions and distributions of the joint venture in accordance with their ownership percentage. The capital contributions necessary for the construction of UCRP were funded entirely by UCDP LTD. The other joint venture partner received a 50% interest in the joint venture in exchange for the trademark name. Therefore, based on FIN 46, UCDP LTD determined that UCRP is a variable interest entity. Accordingly, the consolidated financial statements of UCDP as of and during the year ended December 27, 2003 include the results of UCRP. The consolidated financial statements of UCDP as of December 28, 2002, and during the years ended December 28, 2002 and December 29, 2001 do not include the results of UCRP. Total assets of UCRP at December 27, 2003 were approximately $21,851,000. Total revenues of UCRP during the year ended December 27, 2003 were approximately $24,056,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of UCDP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Year End

In the years presented, UCDP's fiscal year end is the last Saturday in December.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Allowance for Doubtful Accounts

UCDP periodically makes judgments regarding the collectability of outstanding receivables and provides appropriate allowances when collectability becomes in doubt. In addition, UCDP provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $891,000, $2,694,000, $3,496,000 and $1,363,000, respectively, at December 27, 2003, December 28, 2002, December 29, 2001 and December 30, 2000. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, UCDP recorded an additional allowance for outstanding receivables of approximately $340,000, $2,385,000, and $2,585,000. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, UCDP recorded a reduction to the allowance for outstanding receivables of approximately $2,143,000, $3,187,000, and $452,000. A portion of the allowance recorded during the years ended December 28, 2002 and December 29, 2001 related to Latin Quarter, of which approximately $2,610,000 was reversed in connection with the forgiveness of outstanding receivables during the year ended December 28, 2002 (see Note 11).

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCDP records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost.

The reserve for merchandise amounted to approximately $1,137,000, $1,651,000, $1,198,000, and $3,469,000, respectively, at December 27, 2003, December 28, 2002, December 29, 2001, and December 30, 2000. During the years ended December 27, 2003 and December 28, 2002, respectively, UCDP recorded an additional merchandise reserve of $1,304,000 and $1,299,000. No merchandise reserve provision was recorded during the year ended December 29, 2001. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, UCDP used $1,818,000, $846,000, and $2,271,000 of the merchandise reserve.

The reserve for spare parts amounted to approximately $1,412,000, $1,181,000, $1,079,000, and $162,000, respectively, at December 27, 2003, December 28, 2002, December 29, 2001, and December 30, 2000. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively, UCDP recorded an additional spare parts reserve provision of $231,000, $102,000, and $917,000. During these same periods, no amounts were recorded as a reduction to the spare parts reserve.

Investments in Joint Ventures

In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which UCDP shared in construction costs and the profits and losses, as defined in each separate agreement. In addition to UCRP, UCDP has an equity interest in Motown Cafe Orlando, L.P., LLLP (Motown), NASCAR Cafe/Orlando Joint Venture, and Universal/Cineplex Odeon Joint Venture (Cineplex Odeon), respectively, of 20%, 25%, and 50%. UCDP's interest in each of these joint ventures is accounted for under the equity method of accounting for investments. UCDP's investment in joint ventures is recorded as UCDP's share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture. In 1996, UCDP LTD entered into a partnership with an unrelated entity for the construction and operation of Motown. In 1999, the unrelated entity sold its interest in the Motown partnership to a subsidiary of VUE. UCDP maintains a 20% equity interest in the restaurant. UCDP shares in profits and losses according to ownership percentages, as defined in the partnership agreement. In addition, UCDP manages Motown. In connection with these management services, UCDP incurs and is reimbursed for various costs on behalf of Motown, including payroll, property taxes and food purchases. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, the total amounts received by UCDP from Motown for these expenses were approximately $2,524,000, $3,600,000, and $3,300,000. In addition, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, UCDP earned a fee for these services from Motown of approximately $199,000, $218,000, and $219,000, which was recorded in other revenues in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (In Years)

Land improvements	15
Buildings and building improvements	20 – 40
Equipment, fixtures and furniture	3 – 20

Maintenance and repairs are charged directly to expense as incurred.

Impairment of Long-Lived Assets and Intangibles

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

In connection with SFAS 144, UCDP reviews its long-lived assets and certain identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals an impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. There has been no impairment of UCDP's long-lived assets or identifiable intangibles.

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized over a period ranging from 10 to 20 years, which has a weighted average of 17 years. Amortization of existing intangible assets will be approximately $1,448,000 during each of the next five years.

Deferred Finance Costs

UCDP capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from theme park annual pass sales is recognized over the period of benefit. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of passes, which have not yet been recognized as revenue. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues and corporate sponsorships, which is recognized into revenue over the period of benefit.

Other Operating Revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV, UCRP, and the parking facility, are recognized as earned.

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $65,604,000, $72,795,000, and $80,835,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001, and are primarily included in theme park selling, general and administrative expenses in the accompanying consolidated statements of operations.

Theme Park Cost of Products Sold

Theme park cost of products sold consists of payroll and product costs related to the sale of food and beverage and merchandise at the theme parks.

Other Costs and Operating Expenses

Other costs and operating expenses consist primarily of costs incurred by CityWalk, UPRV, and UCRP.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 27, 2003		December 28, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,175,440	$1,271,548	$1,169,243	$1,169,243
Interest rate swaps	19,793	19,793	41,391	41,391
Total	$1,195,233	$1,291,341	$1,210,634	$1,210,634

Concentration of Credit Risk

Financial instruments that potentially subject UCDP to concentrations of credit risk consist primarily of accounts receivable and interest rate swaps. The credit risk associated with accounts receivable is limited by the volume of customers as well as the establishment of credit limits. UCDP is exposed to credit loss in the event of nonperformance by the counterparties to interest rate swap transactions. The counterparties to these contractual arrangements are major financial institutions with which UCDP also has other financial relationships. UCDP does not anticipate nonperformance by such parties.

Interest Rate Swaps

UCDP utilizes interest rate swap agreements to manage a portion of interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. UCDP does not use financial instruments for trading purposes. UCDP specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

Effective July 2, 2000, UCDP adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that UCDP would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as hedging activities under SFAS 133 are recognized as other comprehensive income in the accompanying consolidated statements of changes in partners' equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value in other expense in the accompanying consolidated statements of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amended and clarified financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133. Adoption of SFAS 149 did not have a material impact on UCDP's financial position or results of operations.

Income Taxes

No provision for income taxes has been recorded in the consolidated financial statements, as the owners are required to report their share of UCDP's earnings or losses in their respective income tax returns. The Partners' tax returns and the amounts of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the Partners could be changed accordingly.

Certain transactions of UCDP may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States. Accordingly, the net income or loss of UCDP reported for income tax purposes may differ from the balances reported for those same items in the accompanying consolidated financial statements. A majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Stock Options

UCDP participates in Vivendi's stock option plan that provides options to officers, directors and key employees of UCDP. These options give UCDP employees the right to purchase shares of Vivendi's common stock at a set price or receive cash for the difference between the market value of Vivendi's common stock and the exercise price on their options. All options are granted at market value. One third of the options vest at the end of each year for each of the three years subsequent to the grant date. Options expire eight years from the date of the grant.

UCDP is responsible for the expense and the cash payment related to these stock options. Accordingly, if an employee of UCDP exchanges their options for the cash difference between the grant price and market price, UCDP pays this difference directly to the employee. However, if an employee of UCDP exchanges their options for shares of Vivendi stock, the employee pays Vivendi for the grant price, while UCDP reimburses Vivendi for the difference between the grant price and market price.

At the date of grant and each subsequent period, UCDP records an accrual calculated based on the fair value of UCDP's cash payment, which is the difference between the option grant price and the period-end market price for all vested shares. Since options are granted at fair value, no additional accrual is recorded at the date of grant. Because the market price of vested shares was less than the grant price, UCDP had no liability related to the vested options at December 27, 2003 and December 28, 2002.

At December 27, 2003 and December 28, 2002, respectively, there were 217,123 and 221,707 options vested and outstanding. During the years ended December 27, 2003 and December 28, 2002, no options were granted. During the year ended December 29, 2001, 28,288 options were granted.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which also requires that the information be determined as if UCDP had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, which are consistent with the assumptions used by Vivendi:

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001

Expected life (years)	5.5	5.5	6.3
Interest rate	5.0%	5.0%	4.9%
Volatility	60.0%	60.0%	35.0%
Dividend yield	0%	0%	1%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

UCDP's pro forma information is as follows (in thousands):

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001

Net loss (as reported)	$(52,284)	$(51,752)	$(87,302)
Stock option income (as reported)	—	(1,376)	(1,006)
Pro forma stock option expense	(1,193)	(1,604)	(1,619)
Pro form net loss	$(53,477)	$(54,732)	$(89,927)

Change in Estimate

During the year ended December 28, 2002, UCDP revised certain accounting estimates related to compensated absences for sick leave. This change resulted from management's analysis of trend data related to the number of compensated absences earned and used by employees. Although UCDP had a new payroll system that accumulated this information prior to 2002, management's view was that this information did not provide sufficient predictability to justify changing its estimate. Accordingly, through the end of 2001, UCDP continued to accrue for sick leave based on available days. After accumulating two years of trend data, UCDP had improved judgment related to the reliability of this compensated usage information. Accordingly, UCDP recorded approximately $3,730,000 related to this change in estimate as an offset to other costs and operating expenses in the accompanying consolidated statements of operations during the year ended December 28, 2002.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). This statement rescinds SFAS 4, SFAS 44, and SFAS 64. In addition, it also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Adoption of SFAS 145 did not have a material impact on UCDP's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. Adoption of SFAS 146 did not have a material impact on UCDP's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure (SFAS 148), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of SFAS 148 did not have a material impact on UCDP's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and for all other instruments for interim periods beginning after June 15, 2003. Adoption of SFAS 150 did not have a material impact on UCDP's financial position or results of operations.

EITF issued EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). This new accounting rule addressed revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. This statement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on UCDP's financial position or results of operations.

3.    Long-Term Borrowings

At December 27, 2003, total long-term borrowings were approximately $1,175,440,000, which included $494,795,000 in bonds ($500,000,000, net of an unamortized discount of approximately $5,205,000) and approximately $680,645,000 under the JP Morgan Chase (JP Morgan) credit facility (the Term Loan). At December 28, 2002, total long-term borrowings were approximately $1,169,243,000, which primarily included approximately $1,122,188,000 under the Term Loan and $47,000,000 under the revolving credit agreements with Wachovia Bank (Wachovia) and Fleet Capital Corporation (Fleet) (collectively, the Wachovia and Fleet Facilities).

The Term Loan consists of both term loan and working capital components with a consortium of banks led by JP Morgan. The working capital component had a maximum available credit line of approximately $50,625,000 and $59,063,000, respectively, at December 27, 2003 and December 28, 2002. No funds were outstanding on the working capital facility at December 27, 2003 and December 28, 2002. The Term Loan is secured by a mortgage on substantially all of UCDP's real and personal property. Borrowings on the Term Loan bear interest based at UCDP's option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus a margin, or at the London Interbank Offer Rate (LIBOR) plus a margin. At December 27, 2003, the average interest rate under the LIBOR alternative was 9.7 percent (including the effect of interest rate swap arrangements). Additionally, a commitment fee of .5 percent per annum is payable on the unused amounts of the working capital facility. The Term Loan is repayable in graduating quarterly installments, which commenced on December 31, 1999, and end on June 30, 2007. The Term Loan also requires a prepayment of 50 percent of UCDP's annual excess cash flow. All prepayments are applied in forward order of maturity. At December 27, 2003, the excess cash flow payment was estimated to be approximately $37,375,000, of which $35,000,000 was prepaid in January 2004.

The Term Loan contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At both December 27, 2003 and December 28, 2002, UCDP was in compliance with all terms of the Term Loan.

On March 28, 2003, UCDP issued $500,000,000 in bonds (which were issued with a discount of approximately $5,830,000) under a Rule 144A Offering (the Offering) and amended the Term Loan (the 2003 Amendment). The bonds mature in 2010 and bear interest at 11.75 percent. The 2003 Amendment required that proceeds from the Offering be used in part to prepay approximately $372,800,000 on the Term Loan. In connection with the 2003 Amendment, the debt amortization schedule was eliminated until December 31, 2004; certain covenants were modified; and mandatory payments related to excess cash flow were reduced from 75 percent to 50 percent. In addition, a $50,000,000 revolving credit facility (Additional Revolver) was made available by several of the banks in the Term Loan. The Additional Revolver has an unused commitment fee of 1.0 percent and may be borrowed only after full usage of the Term Loan working capital facility. No amounts were outstanding on the Additional Revolver at December 27, 2003. UCDP incurred approximately $22,960,000 in fees and expenses associated with the Offering and 2003 Amendment, of which approximately $22,100,000 was capitalized as deferred finance costs and $860,000 was expensed during the year ended December 27, 2003. The bonds also contain certain customary limitations. The most restrictive limitations relate to the incurrence of additional indebtedness and restricted payments, among other restrictions. At December 27, 2003, UCDP was in compliance with all terms of the bonds.

On May 29, 2003, UCDP sold approximately 81 acres of undeveloped land. The cost basis of the land equaled approximately $13,900,000. In connection with this sale, UCDP recorded a loss of approximately

$1,400,000 during the year ended December 27, 2003. UCDP used the proceeds from the land sale to prepay additional principal on the Term Loan. During August 2003, UCDP also voluntarily prepaid approximately $20,000,000 on the Term Loan. As a result of these prepayments and the Offering, the debt amortization schedule has been eliminated until March 31, 2005.

On March 28, 2002, the Term Loan was amended (the 2002 Amendment) and the Partners contributed $50,000,000 to UCDP on April 15, 2002. This contribution was used to reduce future scheduled payments on the Term Loan and temporarily prepay the working capital facility. The 2002 Amendment resulted in the modification of certain financial ratios effective the first quarter of 2002, and an increase in the interest rate from the effective date. In connection with the 2002 Amendment, UCDP incurred approximately $5,141,000 in bank fees, which were capitalized as deferred finance costs during the year ended December 28, 2002.

The terms of the Wachovia and Fleet Facilities were identical, which included both allowing for borrowings up to $25,000,000 and interest at the higher of the prime rate plus 1.0% or federal funds rate plus 1.5% per year or at the LIBOR rate plus 2.0%. A commitment fee of 1.0% per year was payable on unused amounts of the facility. The Wachovia and Fleet Facilities contained certain customary limitations and a cross-default provision with the Term Loan and certain provisions that secured Wachovia and Fleet in the event of a default of principal or interest payments by UCDP. The Wachovia and Fleet Facilities were repaid and cancelled on March 28, 2003. At December 28, 2002, the outstanding balance was secured by $27,000,000 in a cash account established by Vivendi and a $27,000,000 letter of credit purchased by the Rank Group, Plc., a prior 50 percent owner of UCDP LTD.

Scheduled maturities of amounts drawn at December 27, 2003, are as follows (in thousands):

Fiscal Year	Amount
2004 (estimated cash flow prepayment)	$37,375
2005	197,957
2006	285,000
2007	160,313
2008	—
Thereafter	494,795
$1,175,440

UCDP capitalizes interest on significant capital projects, which require an extended period of time to complete. UCDP capitalized interest of approximately $2,261,000, $148,000, and $198,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001.

4.    Interest Rate Swaps

At December 27, 2003 and December 28, 2002, respectively, UCDP had four interest-rate swap agreements outstanding with aggregate notional debt amounts of $449,200,000 and $540,000,000 that qualified for hedge accounting treatment under SFAS 133. These swap agreements provide for quarterly reductions in notional value until expiration in 2006. These agreements effectively converted UCDP's variable interest rate on a portion of its long-term bank debt to fixed rates ranging from 10.7 percent to 10.8 percent and 9.0 percent to 9.1 percent at December 27, 2003 and December 28, 2002, respectively. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, the fair value of these swap agreements changed by approximately $22,833,000, $2,341,000, and $22,419,000 and was recorded in accumulated other comprehensive loss in the accompanying consolidated statements of changes in partners' equity.

During the years ended December 27, 2003 and December 28, 2002, UCDP also had other interest-rate swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During the year ended December 27, 2003, UCDP entered into a swap arrangement designed to convert $150,000,000 in notional amount of its fixed bond interest to a floating rate. The swap provides that UCDP receive an interest rate of 11.75 percent (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01 percent subject to a LIBOR interest rate collar between 3.58 percent and 5.25 percent with a floor knockout if LIBOR falls below 1.15 percent. The term of this swap is from December 2003 through April 2007. During the year ended December 28, 2002, UCDP entered into a forward starting interest rate swap with a fixed interest rate of 3.63 percent, a $150,000,000 notional amount, and a term from January 2004 to January 2006. During the years ended December 27, 2003 and December 28, 2002, respectively, the fair value of these swap agreements decreased by approximately $1,235,000, and $2,075,000 and was recorded in the decrease in fair value of interest rate swaps in other expense in the accompanying consolidated statements of operations.

5.    Operating Lease Obligations

UCDP has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the noncancelable operating leases (in thousands):

Fiscal Year	Amount
2004	$3,566
2005	2,972
2006	2,355
2007	1,574
2008	1,439
Thereafter	5,299
$17,205

During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, UCDP incurred rent expense under the operating leases of approximately $3,913,000, $4,242,000, and $4,262,000, which was included in the related costs and operating expenses in the accompanying consolidated statements of operations.

6.    Capital Leases

UCDP leases certain equipment under capital leases. At December 27, 2003 and December 28, 2002, respectively, equipment, fixtures and furniture included approximately $933,000 and $1,065,000, net of accumulated depreciation. Depreciation expense related to assets under capital leases amounted to approximately $753,000, $655,000, and $655,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001.

At December 27 2003, future minimum lease payments due under capital leases are as follows (in thousands):

Fiscal Year	Amount
2004	$463
2005	358
2006	212
2007	121
Total minimum lease payments	1,154
Less amount representing interest	(110)
Present value of minimum lease payments	1,044
Less current portion of capital lease obligations	(395)
Capital lease obligations, net of current portion	$649

7.    Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the Plan) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at their election at retirement, at termination of their employment, at death or during specified in service periods, or in the event of an approved unforeseeable financial emergency. At December 27, 2003 and December 28, 2002, respectively, UCDP had accrued approximately $5,521,000 and $3,599,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying consolidated balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $5,031,000 and $3,267,000, respectively, at December 27, 2003 and December 28, 2002, and is included in other assets in the accompanying consolidated balance sheets.

Long-Term Incentive Growth Plan

UCDP has a long-term incentive growth plan (the Growth Plan) to provide selected key employees the opportunity to benefit from the growth in value of UCDP. Participating employees are granted appreciation rights in the Growth Plan, which are exchanged for cash at the exercise date. The exercise date is the earlier to occur of a change in ownership or January 1, 2005. The value of these appreciation rights is generally based on the growth in market value of the Partners' equity ownership interests in UCDP. If a change of ownership occurs, the payout value is computed based on the sales price of this ownership change. If January 1, 2005 is reached, the payout value is calculated based on an earnings multiple from the financial results generated during 2004. UCDP accrues the estimated payout value of the Growth Plan straight line over the term of the Growth Plan based on the assumption that January 1, 2005 occurs prior to an ownership change. At December 27, 2003 and December 28, 2002, respectively, UCDP had approximately $2,259,000 and $1,946,000 accrued in compensation and benefits related to the Growth Plan.

8.    Accounts Payable and Accrued Liabilities

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	December 27, 2003	December 22, 2002

Accounts payable	$8,481	$4,092
Capital expenditures	20,455	24,938
Marketing and advertising	4,442	7,046
Interest	25,727	13,017
Compensation and benefits	23,666	20,826
Operating accruals	16,783	12,822
Consulting fees	3,485	3,171
Property and sales tax	1,893	610
Other	4,087	3,066
Total	$109,019	$89,588

9.    Related Party Transactions

VUE provides UCDP with services relating to the management and operation of the theme parks, the costs of which are reimbursed to VUE under the terms of the partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCDP by VUE. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCDP projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCDP receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of VUE that administers the allocations, has indicated to UCDP that their allocation methods are reasonable. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, UCDP incurred $36,733,000, $31,046,000, and $29,447,000 related to these services.

In addition, VUE has an indirect interest in certain restaurants and retail outlets in CityWalk, including Hard Rock Cafe/Hard Rock Live and Motown. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, UCDP earned aggregate rent of approximately $2,795,000, $2,805,000, and $2,767,000.

Under the terms of the UCDP partnership agreement, a special fee is payable to VUE equal to 5% of revenue, as defined, generated by USF and IOA. The special fee related to IOA is deferred until equity distributions to the Partners reach a specified level of their initial investment. In addition, based on previous amendments to the Term Loan, the special fee related to both USF and IOA are deferred until certain ratios are met. Interest is accrued monthly at the prime rate on the outstanding amount of the deferred special fee. Interest expense incurred on the deferred special fee was approximately $4,914,000, $3,989,000, and $3,474,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001 and was included in interest expense in the accompanying consolidated statements of operations. The special fee amounted to approximately $30,620,000, $29,361,000, and $29,173,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Under the terms of the partners agreement, at any time after February 1, 2005, Blackstone or VUE may make a binding offer, specifying the proposed sale price to sell to the other its entire interest in UCDP. An offer to sell would also be deemed a binding offer to purchase the nonoffering Partner's interest in UCDP at the same price.

On May 28, 2003, UCDP paid a $10,000,000 distribution to the Partners. In addition, during the year ended December 28, 2002, UCDP entered into an Advisory Services Agreement (Services Agreement) in which the Partners will provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP's affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP pays each Partner $1,250,000 annually. During the years ended December 27, 2003 and December 28, 2002, UCDP incurred $2,500,000 related to the Services Agreement, which was included in other costs and operating expenses in the accompanying statements of operations.

UCDP has a lease agreement with UCF Hotel Venture (UCF HV), an entity partially owned by VUE. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, UCDP recorded approximately $1,900,000, $1,425,000, and $1,001,000 related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying consolidated statements of operations. Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCDP then collects this revenue by billing UCF HV. In addition, UCDP provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, total amounts received from UCF HV were approximately $17,669,000, $14,146,000, and $10,068,000.

VUE owns the Wet 'n Wild water park in Orlando (WNW). UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF, and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively,

UCDP's share of revenue from this ticketing program was approximately $31,554,000, $27,442,000, and $30,575,000. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively, WNW's share of this ticketing program was approximately $5,962,000, $5,162,000, and $5,665,000.

VUE provides research and development for many of UCDP's rides. These costs are allocated pro rata among the various VUE theme parks that are building the same ride. Under this arrangement, UCDP collected approximately $10,926,000 from Universal Studios Japan (USJ), which is partially owned and operated by affiliates of VUE, during the year ended December 27, 2003 related to the technology and design of The Amazing Adventures of Spider-Man (Registered Trademark) ride. In addition, UCDP shared costs of developing Shrek 4-D with USJ and Universal Studios Hollywood, an affiliate of VUE, which allowed UCDP to reduce costs by approximately $5,000,000.

Receivables from related parties are comprised of amounts due from the following (in thousands):

	December 27, 2003	December 28, 2002
UCF HV	$4,348	$5,937
Motown	1,763	1,848
HR Florida Partners	1,134	1,739
Cineplex Odeon	498	728
UCRP	—	463
Other	384	223
Total	$8,127	$10,938

10.    Retirement Plan

UCDP has a defined contribution plan (the Contribution Plan) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire or, if later, attainment of age 21. Nonexempt employees are eligible to participate in the Contribution Plan upon completion of 12 months and accumulation of 1,000 hours of service during that period and upon attaining the age of 21. UCDP provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total Partnership contributions under the Contribution Plan were approximately $3,052,000, $3,071,000, and $3,020,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001.

11.    Nonmonetary Transaction

Effective in December 2002, UCDP took over the operations of Latin Quarter, a restaurant located in CityWalk. In connection with this transaction, UCDP terminated the lease with Latin Quarter, Ltd. (LQ) and forgave outstanding receivables due from LQ of approximately $2,610,000. In return, ownership to the leasehold improvements was transferred from LQ to UCDP. During the year ended December 28, 2002, the leasehold improvements were recorded at the fair value of approximately $3,915,000, which was included as an offset to other costs and operating expenses in the accompanying consolidated statements of operations.

12.    Commitments and Contingencies

Consulting Agreement

UCDP has an agreement (the Consulting Agreement) with a consultant (the Consultant) under which UCDP pays a fee equal to a percentage of UCDP's gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The accompanying consolidated statements of operations include consulting fee expense under the Consulting Agreement of approximately $15,539,000, $14,714,000, and $14,804,000, respectively, during the years ended December 27, 2003, December 28, 2002, and December 29, 2001.

Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP's partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan, which is partially owned and operated by an affiliate of VUE. USI has guaranteed UCDP's obligations under the Consulting Agreement for the benefit of the Consultant and VUE has assumed USI's obligations under that guarantee. VUE has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal.

Litigation

Capital Claims

In the course of completion of the construction of IOA, CityWalk and related support facilities, a number of claims have been asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims are for alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. UCDP is continuing the process of assessing, challenging and settling the extent and validity of the claims and planned defenses to each. UCDP believes it has strong defenses to the Capital Claims and in some cases has counter-claims. UCDP has accrued an amount representing management's best estimate related to the cumulative settlement of these loss contingencies, which is included in capital expenditures in Note 8. This amount will be adjusted on a periodic basis as additional facts and circumstances warrant.

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit seeks damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP has denied the substantive allegations of the claim and has filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor has since amended its complaint to add additional parties and to include an action against USI alleging that UCDP is USI's alter ego as well as claims against all defendants for fraudulent inducement, misrepresentation, and promissory estoppel and reformation. The Court dismissed the claim against USI without prejudice. UCDP will deny the substantive allegations if the alter ego claim is amended. Discovery in the case is ongoing and the trial date is anticipated in late 2004. Mediation took place in early 2004. Although no settlement was reached, settlement discussions have continued and the mediator has not declared an impasse.

During the year ended December 28, 2002, UCDP settled various outstanding claims against construction design professionals. Under the terms of the agreements, UCDP was to collect $16,315,000 in net funds to release the design professionals and their insurance carrier from past, present and future claims by UCDP, excluding certain claims. These settlements were accounted for as a reduction to buildings and building improvements. At December 28, 2002, $14,500,000 of the settlement amounts was included in other receivables. This receivable was collected in January 2003.

Marvel

Marvel Characters, Inc. (Marvel) filed a Demand for Arbitration in 2002 seeking unspecified damages for UCDP's alleged breach of the agreement pursuant to which UCDP was granted the right to use the Marvel name and characters (Marvel Elements). Marvel specifically alleged that UCDP failed to include Marvel Elements as a significant focus of its marketing efforts and to include the Marvel Elements in at least $100,000,000 of fair value of marketing exposure during the initial two years of operation and the pre-opening period of IOA. Marvel also alleged failure to meet minimum product purchase guarantees during the same period. The arbitration ruling was issued during July 2003. The ruling was favorable to UCDP related to the use of Marvel Elements in UCDP's marketing efforts. However, the ruling did require UCDP to pay approximately $600,000 (including interest) related to the timing of UCDP's purchase of product with respect to the product purchase guarantee. Accordingly, this ruling did not have a material impact on the consolidated financial position or results of operations of UCDP.

On July 16, 2003, Marvel served a Demand for Arbitration for two additional claims. Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA. In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative, as specified under the license agreement. Marvel is also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative. The arbitration panel and hearing dates have not yet been established. UCDP has denied all of the material allegations by Marvel and asserted numerous affirmative defenses. Accordingly, at this time, management does not believe it is probable that resolution of this matter will have a material impact on the consolidated financial position or results of operations of UCDP.

Ride and Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the "Complaint") in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. In 2004, the Plaintiff served a First Amended Complaint (the "Amended Complaint") naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised UCDP that the allegations of the Amended Complaint may relate to rides located at UCDP's theme parks. Since no discovery has been undertaken with regard to these allegations, UCDP is not able to currently estimate the magnitude of an unfavorable outcome. At this time, however, management does not believe it is probable that resolution of this matter will have a material impact on the consolidated financial position or results of operations of UCDP.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Tax Increment Financing (TIF)

In August 1997, UCDP entered into a cooperation agreement (the Agreement) with the City of Orlando (the City) for the reimbursement of costs incurred by UCDP in the design and construction of an interchange to accommodate the flow and volume of vehicular traffic in the area of the attractions and entertainment complex. The City has reimbursed UCDP for these costs from the proceeds of special assessment bonds issued in August 1997. Total reimbursements have equaled approximately $42,149,000. The amounts have been used to reduce the cost of land and land improvements in the accompanying consolidated balance sheets.

During the year ended December 28, 2002, the Agreement was amended (the TIF Amendment) to replace the special assessment bonds with tax increment bonds. This TIF Amendment eliminated the annual progress benchmarks relating to employment levels, appraised property values, and construction milestones that UCDP had to maintain to avoid special assessments from the City.

13.    Quarterly Data (Unaudited)

The quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating revenues	$145,667	$199,876	$219,457	$164,308
Operating (loss) income	$(8,092)	$16,891	$50,114	$12,008
Net (loss) income	$(30,776)	$(18,780)	$16,936	$(19,664)
2002
Operating revenues	$146,879	$188,737	$197,038	$144,965
Operating (loss) income	$(15,895)	$12,099	$39,455	$5,249
Net (loss) income	$(39,956)	$(10,914)	$17,620	$(18,502)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: March 10, 2004	By: /s/ Michael J. Short Name: Michael J. Short Title: Principal Financial Officer
UCDP FINANCE, INC.

Date: March 10, 2004	By: /s/ Michael J. Short Name: Michael J. Short Title: Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert K. Gault, Jr.	Principal Executive Officer of Universal City Development Partners, Ltd. and President (principal executive officer) of UCDP Finance, Inc.	March 10, 2004
Robert K. Gault, Jr.

/s/ Michael J. Short	Principal Financial Officer of Universal City Development Partners, Ltd. and Treasurer (principal financial officer) of UCDP Finance, Inc.	March 10, 2004
Michael J. Short

/s/ Tracey L. Stockwell	Controller, Universal City Development Partners, Ltd.	March 10, 2004
Tracey L. Stockwell
/s/ Thomas L. Williams	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 10, 2004
Thomas L. Williams
	Park Advisory Board Representative	March 10, 2004
Glenn J. Gumpel
	Park Advisory Board Representative	March 10, 2004
Michael E. Corcoran
/s/ Howard A. Lipson	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 10, 2004
Howard A. Lipson
/s/ David A. Stonehill	Park Advisory Board Representative	March 10, 2004
David A. Stonehill
/s/ Jon M. Barnwell	Park Advisory Board Representative	March 10, 2004
Jon M. Barnwell