Form 10-Q
period 2004-06-26
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2004-08-09
CIK 1262449, 1262450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

Commission file number 333-108661

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

UCDP FINANCE, INC.*
(Exact name of Registrants as specified in their charters)

Florida Florida (State or other jurisdiction of incorporation or organization)	59-3128514 42-1581381 (I.R.S. employer identification no.)
1000 Universal Studios Plaza Orlando, FL (Address of principal executive offices)	32819-7610 (Zip code)

(407) 363-8000

(Registrants' telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

    Yes        No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

    Yes        No

Indicate the number of shares outstanding of each of the Registrants' classes of common stock: As of August 9, 2004 there were 100 shares of common stock of UCDP Finance, Inc. outstanding; Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd. and was formed for the sole purpose of acting as a co-issuer of the Registrants' 11¾% senior notes due 2010. UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues.

*	UCDP Finance, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

i

PART I.    FINANCIAL INFORMATION

ITEM l.    Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 26, 2004	December 27, 2003
Assets	(Unaudited )
Current assets:
Cash and cash equivalents	$76,780	$113,978
Accounts receivable, net	22,893	15,598
Receivables from related parties	7,100	8,127
Inventories, net	44,987	41,947
Prepaid assets	11,505	10,123
Total current assets	163,265	189,773
Property and equipment, at cost:
Land and land improvements	488,174	490,194
Buildings and building improvements	1,363,254	1,347,149
Equipment, fixtures and furniture	1,044,269	1,004,413
Construction in process	6,468	48,980
Total property and equipment, at cost	2,902,165	2,890,736
Less accumulated depreciation	(996,009)	(936,849)
Property and equipment, net	1,906,156	1,953,887
Other assets:
Investments in joint ventures	9,958	10,481
Intangible assets, net	16,919	17,644
Deferred finance costs, net	23,894	27,486
Other assets	8,388	8,213
Total other assets	59,159	63,824
Total assets	$2,128,580	$2,207,484
Liabilities and partners' equity
Current liabilities:
Accounts payable and accrued liabilities	$137,148	$109,019
Unearned revenue	48,413	28,514
Due to Vivendi Universal Entertainment	5,447	1,204
Current portion of capital lease obligations	344	395
Current portion of long-term borrowings	—	37,375
Total current liabilities	191,352	176,507
Long-term liabilities:
Long-term borrowings, net of current portion	1,048,632	1,138,065
Deferred special fee payable to Vivendi Universal Entertainment	148,540	137,438
Capital lease obligations, net of current portion	433	649
Interest rate swaps, at fair market value	11,895	19,793
Minority interest in equity of UCRP	9,894	9,543
Other	5,926	5,646
Total long-term liabilities	1,225,320	1,311,134
Commitments and contingencies	—	—
Partners' equity:
Vivendi Universal Entertainment	360,655	368,163
Blackstone Capital	360,655	368,163
Accumulated other comprehensive loss	(9,402)	(16,483)
Total partners' equity	711,908	719,843
Total liabilities and partners' equity	$2,128,580	$2,207,484

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(Unaudited)		(Unaudited)
Operating revenues:
Theme park passes	$126,235	$102,780	$214,125	$177,038
Theme park food and beverage	32,440	27,404	54,236	45,973
Theme park merchandise	28,131	22,920	47,499	38,851
Other	55,667	46,772	102,383	83,681
Total operating revenues	242,473	199,876	418,243	345,543

Costs and operating expenses:
Theme park operations	39,509	40,103	75,547	75,678
Theme park selling, general and administrative	52,855	42,829	93,299	75,596
Theme park cost of products sold	29,149	24,922	50,948	44,052
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,544	12,643	26,561	21,698
Depreciation and amortization	30,642	33,045	61,320	65,230
Other	32,991	29,443	62,887	54,490
Total costs and operating expenses	200,690	182,985	370,562	336,744

Operating income	41,783	16,891	47,681	8,799

Other expense (income):
Interest expense	27,737	31,574	57,872	52,601
Interest income	(207)	(208)	(501)	(227)
Change in fair value of interest rate swaps	732	1,987	(817)	3,042
Loss from joint ventures	113	56	433	122
(Gain) loss from sale of property and equipment	(1,282)	1,400	(1,007)	1,400
Minority interest in net earnings of UCRP	948	862	1,717	1,417
Total other expense	28,041	35,671	57,697	58,355
Net income (loss)	$13,742	$(18,780)	$(10,016)	$(49,556)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Consolidated Statement of Changes in Partners' Equity
(In thousands)

	Vivendi Universal Entertainment	Blackstone Capital	Accumulated Other Comprehensive Loss	Total Partners Equity
	(Unaudited)
Balance, December 27, 2003	$368,163	$368,163	$(16,483)	$719,843
Change in fair value of interest rate swaps designated as hedges	—	—	7,081	7,081
Partner distributions	(2,500)	(2,500)	—	(5,000)
Net loss	(5,008)	(5,008)	—	(10,016)
Balance, June 26, 2004	$360,655	$360,655	$(9,402)	$711,908

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities	(Unaudited)
Net loss	$(10,016)	$(49,556)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	60,595	64,507
Amortization of intangible assets	725	723
Amortization of deferred finance costs	3,592	2,669
Accretion of bond discount	416	208
(Gain) loss on sale of property and equipment	(1,007)	1,400
Change in fair value of interest rate swaps	(817)	3,042
Loss from joint ventures	433	122
Minority interest in net earnings of UCRP	1,717	1,417
Changes in operating assets and liabilities:
Accounts receivable, net	(7,295)	(4,167)
Receivables from related parties	1,027	1,582
Inventories, net	(3,040)	(2,419)
Prepaid assets	(1,382)	(386)
Other assets	(175)	(763)
Accounts payable and accrued liabilities	28,129	39,902
Unearned revenue	19,899	12,670
Due to Vivendi Universal Entertainment	4,243	(1,576)
Deferred special fees payable to Vivendi Universal Entertainment	11,102	16,724
Other long-term liabilities	280	75
Net cash and cash equivalents provided by operating activities	108,426	86,174

Cash flows from investing activities
Property and equipment acquisitions	(15,999)	(27,627)
Proceeds related to the settlement of capital claims	400	14,500
Proceeds related to the sale of property and equipment	3,742	12,508
Proceeds related to capital reimbursement	—	10,926
Distributions from joint ventures, net	90	—
Net cash and cash equivalents (used in) provided by investing activities	$(11,767)	$10,307

Cash flows from financing activities
Payments of Partner distributions	$(5,000)	$(10,000)
Distributions of minority interest in equity of UCRP	(1,366)	(1,102)
Proceeds from bond offering	—	494,170
Payments on long-term borrowings, capital lease obligations and notes payable, net	(127,491)	(468,171)
Payments for finance costs	—	(21,221)
Net cash and cash equivalents used in financing activities	(133,857)	(6,324)

Net (decrease) increase in cash and cash equivalents	(37,198)	90,157
Cash and cash equivalents at beginning of period	113,978	13,406
Cash and cash equivalents at end of period	$76,780	$103,563
Supplemental disclosures of non-cash information
Change in interest rate swap liability	$7,898	$6,213
Disposal of fully depreciated assets	$—	$87,072

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.    General

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 27, 2003 and the notes, thereto, filed with the Securities Exchange Commission under cover Form 10K pursuant to Rule 15d-2 of the Securities Exchange Act of 1934.

The accompanying unaudited consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. (UCDP LTD); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations; and Universal City Restaurant Partners, Ltd. (UCRP) (collectively, UCDP). All significant intercompany balances and transactions have been eliminated upon consolidation.

Ownership

Through several holding partnerships and limited liability companies, the ultimate owners of UCDP LTD, each having a 50% interest, are Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which in turn was a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone Capital).

On May 11, 2004, Vivendi, Universal Studios Holding III Corp., General Electric Company (GE), National Broadcasting Company Holding, Inc. and National Broadcasting Company, Inc. (NBC) closed a transaction (the NBC Transaction) pursuant to which Vivendi contributed its ownership interests in USI, and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets), to a subsidiary of NBC. As a result, NBC now owns a majority of the shares of, and controls, USI, and NBC owns a majority of the partnership interests in, and controls, Vivendi Universal Entertainment. In connection with the NBC Transaction, NBC has changed its name to NBC Universal, Inc. Vivendi Universal Entertainment's 50% ownership interest in UCDP LTD was not affected by the NBC Transaction. In addition, the 50% ownership interest in UCDP LTD held by affiliates of Blackstone Capital was not affected by the NBC Transaction.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

The estimated fair values of long-term borrowings and interest rate swaps subject to fair value disclosures determined based on quotes from major financial institutions are as follows (in thousands):

	June 26, 2004		December 27, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)

Long-term borrowings	$1,048,632	$1,133,223	$1,175,440	$1,271,548
Interest rate swaps	11,895	11,895	19,793	19,793
Total	$1,060,527	$1,145,118	$1,195,233	$1,291,341

Stock Options

UCDP has participated in Vivendi's stock option plan that has provided options to officers, directors and key employees of UCDP. These stock options give key UCDP employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their stock options. All stock options have been granted at market value. At December 27, 2003, UCDP had no liability related to vested options.

In connection with the close of the NBC Transaction, Vivendi will not be granting any new stock options to employees of UCDP. Historically, UCDP has been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Transaction. However, as a result of the NBC Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Transaction and exercised after the close of the NBC Transaction will have no future impact on UCDP's consolidated financial statements.

2.    Long-Term Borrowings

At June 26, 2004, total long-term borrowings were approximately $1,048,632,000, which included $495,211,000 in bonds ($500,000,000, net of an unamortized discount of approximately $4,789,000) and approximately $553,421,000 under the JP Morgan credit facility (the Term Loan). In addition, at June 26, 2004, UCDP had approximately $95,000,000 available under its revolving credit facilities.

During the three and six months ended June 26, 2004, respectively, UCDP made prepayments of approximately $62,224,000 and $127,224,000 on the Term Loan, which were applied in forward order of maturity. These payments included $37,375,000 related to UCDP's required annual excess cash flow payment. In addition, during July, 2004 UCDP made additional prepayments totaling $45,000,000 on the Term Loan. This prepayments eliminated debt amortization on UCDP's Term Loan until December 31, 2005.

In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land equaled approximately $2,483,000. In connection with this sale, UCDP recorded a gain of approximately $1,282,000, which is included in the financial results of both the three and six months ended June 26, 2004. UCDP used the proceeds from the land sale to prepay additional principal on the Term Loan.

The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At June 26, 2004, UCDP was in compliance with all terms.

3.    Accounts Payable and Accrued Liabilities

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	June 26, 2004	December 27, 2003
	(Unaudited)

Accounts payable	$12,168	$8,481
Capital expenditures	6,890	20,455
Marketing and advertising	22,618	4,442
Interest	22,085	25,727
Compensation and benefits	32,296	23,666
Operating accruals	17,073	16,783
Consulting fees	5,023	3,485
Property and sales tax	15,278	1,893
Other	3,717	4,087
Total	$137,148	$109,019

4.    Comprehensive Loss

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(Unaudited)		(Unaudited)

Net income (loss)	$13,742	$(18,780)	$(10,016)	$(49,556)
Change in fair value of interest rate swaps designated as hedges	4,965	4,561	7,081	9,255
Comprehensive income (loss)	$18,707	$(14,219)	$(2,935)	$(40,301)

5.    Related Party Transactions

Under the terms of the partnership agreement, a special fee is payable to Vivendi Universal Entertainment equal to 5% of certain revenue, as defined. These deferred fees are subordinated to UCDP's Term Loan and bonds and bear interest at the prime rate. In addition, under UCDP's Term Loan and bonds, some of these deferred fees may only be paid upon achievement of certain leverage ratios. The ratios related to the current portion of fees earned from Universal Studios Florida were met during the six months ended June 26, 2004. Accordingly, during the six months ended June 26, 2004, UCDP paid fees of $3,865,000 to Vivendi Universal Entertainment. In addition, at June 26, 2004, the amount due to Vivendi Universal Entertainment included $5,315,000 related to the current portion of deferred special fees payable to Vivendi Universal Entertainment. At June 26, 2004 and December 27, 2003, respectively, UCDP had long-term deferred special fees payable to Vivendi Universal Entertainment of $148,540,000 and $137,438,000.

On March 31, 2004, UCDP paid a total of $5,000,000 in Partner distributions to Vivendi Universal Entertainment and Blackstone Capital.

6.    Litigation

Capital Claims

In the course of completion of the construction of Universal's Islands of Adventure (IOA), CityWalk and related support facilities, a number of claims were asserted by design firms, contractors,

subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against UCDP.

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties have entered into a Mutual Release and Settlement Agreement effective as of June 11, 2004. UCDP made payment of $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA (the Marketing Claim). In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the Compensation Alternative Claim). Marvel is also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative Claim. The arbitration panel has been selected and discovery has commenced. Marvel has voluntarily withdrawn the Marketing Claim, without prejudice. UCDP has denied all of the material allegations by Marvel and asserted numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on UCDP's financial position or the results of its operations.

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) upon naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP's theme parks. UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted UCDP's Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. UCDP's Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, UCDP's Complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that UCDP has not infringed the Patent. UCDP also seeks damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss UCDP's Complaint and to transfer a portion of UCDP's declaratory relief count to the U.S. District Court for the Central District of California. UCDP has not yet responded to Ride & Show's motion, and this action remains pending in the U.S. District Court for the Middle District of Florida. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on UCDP's financial position or the results of operations.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

Our 2004 performance has benefited from several factors, including a steady improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the Mummy, which opened in the six months ended June 2004, and Jimmy Neutron's Nicktoon Blast and Shrek 4-D, which both opened during the first half of 2003. During the three months ended June 2004, our paid admissions increased by approximately 17% from the same period in 2003. This strong performance helped us generate $42.6 million in additional revenue and a $24.9 million increase in our operating income. Combining these results with our first quarter results, our paid admissions for six months ended June 2004 increased by approximately 16% from the same period in 2003. This led to $72.7 million in additional revenue and a $38.9 million increase in our operating income during the six months ended June 2004. At June 26, 2004, we had $171.8 million in cash and unused revolving credit, consisting of $76.8 million in cash and $95.0 million available under our revolving credit facilities. During the three and six months ended June 2004, respectively, we also made prepayments of approximately $62.2 million and $127.2 million on our senior secured credit agreement, which reduced our total debt to $1,048.6 million at June 26, 2004.

Ownership

Through several holding partnerships and limited liability companies, our ultimate owners, each having a 50% interest, are Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which in turn was a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone Capital).

On May 11, 2004, Vivendi, Universal Studios Holding III Corp., General Electric Company (GE), National Broadcasting Company Holding, Inc. and National Broadcasting Company, Inc. (NBC) closed a transaction (the NBC Transaction) pursuant to which Vivendi contributed its ownership interests in USI, and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets), to a subsidiary of NBC. As a result, NBC now owns a majority of the shares of, and controls, USI, and NBC owns a majority of the partnership interests in, and controls, Vivendi Universal Entertainment. In connection with the NBC Transaction, NBC has changed its name to NBC Universal, Inc. Vivendi Universal Entertainment's 50% ownership interest in us was not affected by the NBC Transaction. The 50% ownership interest in us held by affiliates of Blackstone Capital also was not affected by the NBC Transaction.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 in our audited consolidated financial statements for the year ended December 27, 2003 filed with the Securities and Exchange Commission under cover Form 10K pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended. There have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10Q filed with the Securities and Exchange Commission related to our quarterly period ended March 2004.

Litigation

We are currently involved in certain legal proceedings and, as required, have accrued the low end of the estimated range of probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 6 in Part 1, Item 1, Financial Statements and Part II, Item I, Legal Proceedings in this document for more detailed information on litigation exposure.

Results of Operations

Three Months Ended June 2004 Compared to Three Months Ended June 2003

PAID THEME PARK ADMISSIONS increased by .50 million, or 16.9%, to 3.45 million in 2004 from 2.95 million in 2003, which reflects an improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new Revenge of the Mummy ride at Universal Studios Florida, which opened in the three months ended June 2004. This increase was driven by an increase in all our point of origin markets, including growth of 31%, 14%, and 9%, respectively, in our international, outer United States, and Florida markets. Based on the seasonality of our paid theme park admissions, these results are not necessarily indicative of the results for the full year.

THEME PARK PASS REVENUE increased by $23.4 million, or 22.8%, to $126.2 million in 2004 from $102.8 million in 2003. The increase was due to higher theme park admissions and selective increases in theme park pass prices, which occurred in January and April of 2004.

THEME PARK FOOD AND BEVERAGE, THEME PARK MERCHANDISE AND OTHER REVENUE increased by $19.1 million, or 19.7%, to $116.2 million in 2004 from $97.1 million in 2003. This increase was primarily due to $5.0 million and $4.3 million, respectively, in increased theme park food and beverage and theme park merchandise revenue generated primarily by higher theme park admissions and guest per capita spending. In addition, we had $3.8 million in additional revenue related to passes that allow guests value-added access to our rides; $2.8 million in additional revenue from our CityWalk venues (including UCRP); and $2.1 million in additional revenue from Universal Parks & Resorts Vacations.

THEME PARK SELLING, GENERAL AND ADMINISTRATIVE COSTS increased by $10.1 million, or 23.6%, to $52.9 million in 2004 from $42.8 million in 2003. The increase was primarily due to $5.3 million in additional accruals related to our long-term growth incentive and bonus plans and $3.2 million related to additional marketing.

THEME PARK COST OF PRODUCTS SOLD increased by $4.2 million, or 16.9%, to $29.1 million in 2004 from $24.9 million in 2003. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold decreased to 48.1% in 2004 from 49.5% in 2003, primarily due to improved profit margins related to both food and beverage and merchandise.

SPECIAL FEE PAYABLE TO VIVENDI UNIVERSAL ENTERTAINMENT AND CONSULTANT FEE increased by $2.9 million, or 23.0%, to $15.5 million in 2004 from $12.6 million in 2003. The special fee and consultant fee are each based on a percentage of revenue.

DEPRECIATION AND AMORTIZATION decreased by $2.4 million or 7.3%, to $30.6 million in 2004 from $33.0 million in 2003. The decrease is primarily due to a reduction of depreciation related to certain assets with lives of 5 years becoming fully depreciated during the three months ended June 2004.

OTHER COSTS AND OPERATING EXPENSES increased by $3.6 million, or 12.2%, to $33.0 million in 2004 from $29.4 million in 2003. This increase was primarily due to $2.0 million related to revenue growth at our CityWalk venues (including UCRP) and $1.4 million related to revenue growth from Universal Parks & Resorts Vacations.

INTEREST EXPENSE decreased by $3.9 million, or 12.3%, to $27.7 million in 2004 from $31.6 million in 2003. The decrease was primarily due to prepaying more than $145.0 million on our senior secured credit agreement during the last twelve months and a reduction in the notional amounts related to swaps with high interest rates.

Six Months Ended June 2004 Compared to Six Months Ended June 2003

PAID THEME PARK ADMISSIONS increased by .82 million, or 16.3%, to 5.86 million in 2004 from 5.04 million in 2003, which reflects an improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the Mummy, which opened in the six months ended June 2004, and Jimmy Neutron's Nicktoon Blast and Shrek 4-D, which both opened during the first half of 2003. This increase was driven by an increase in all our point of origin markets, including growth of 26%, 14%, and 11%, respectively, in our international, outer United States, and Florida markets. Based on the seasonality of our paid theme park admissions, these results are not necessarily indicative of the results for the full year.

THEME PARK PASS REVENUE increased by $37.1 million, or 21.0%, to $214.1 million in 2004 from $177.0 million in 2003. The increase was due to higher theme park admissions and selective increases in theme park pass prices, which occurred in January and April of 2004.

THEME PARK FOOD AND BEVERAGE, THEME PARK MERCHANDISE AND OTHER REVENUE increased by $35.6 million, or 21.1%, to $204.1 million in 2004 from $168.5 million in 2003. This increase was primarily due to $8.3 million and $7.3 million, respectively, in increased theme park food and beverage and theme park merchandise revenue generated primarily by higher theme park admissions and guest per capita spending. In addition, we had $6.1 million in additional revenue from our CityWalk venues (including UCRP); $6.0 million in additional revenue related to passes that allow guests value-added access to our rides; $3.6 million in incremental special event business; and $3.5 million in additional revenue from Universal Parks & Resorts Vacations.

THEME PARK SELLING, GENERAL AND ADMINISTRATIVE COSTS increased by $17.7 million, or 23.4%, to $93.3 million in 2004 from $75.6 million in 2003. The increase was primarily due to $7.5 million in additional accruals related to our long-term growth incentive and bonus plans and $7.1 million related to additional marketing.

THEME PARK COST OF PRODUCTS SOLD increased by $6.8 million, or 15.4%, to $50.9 million in 2004 from $44.1 million in 2003. As a percentage of theme park food and beverage and merchandise revenue, cost of products sold decreased to 50.1% in 2004 from 51.9% in 2003, primarily due to improved profit margins related to both food and beverage and merchandise.

SPECIAL FEE PAYABLE TO VIVENDI UNIVERSAL ENTERTAINMENT AND CONSULTANT FEE increased by $4.9 million, or 22.6%, to $26.6 million in 2004 from $21.7 million in 2003. The special fee and consultant fee are each based on a percentage of revenue.

DEPRECIATION AND AMORTIZATION decreased by $3.9 million or 6.0%, to $61.3 million in 2004 from $65.2 million in 2003. The decrease is primarily due to a reduction of depreciation related to certain assets with lives of 5 years becoming fully depreciated during the six months ended June 2004.

OTHER COSTS AND OPERATING EXPENSES increased by $8.4 million or 15.4%, to $62.9 million in 2004 from $54.5 million in 2003. This increase was primarily due to $3.6 million related to revenue growth at our CityWalk venues (including UCRP); $2.6 million related to revenue growth from Universal Parks & Resorts Vacations; and $1.2 million related to increased revenue from special events.

INTEREST EXPENSE increased by $5.3 million, or 10.1%, to $57.9 million in 2004 from $52.6 million in 2003. The increase was primarily due to a higher interest rate related to the bonds sold on March 29, 2003, partially offset by prepaying more than $145.0 million on our senior secured credit agreement during the last twelve months and a reduction in the notional amounts related to swaps with high interest rates.

EBITDA and Lender EBITDA

We have included EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, we have included Lender EBITDA because it is used in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would likely result in an event of default occurring under our senior secured credit agreement which would give our lenders the right to accelerate and declare immediately due and payable all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. Lender EBITDA represents EBITDA plus certain adjustments allowed by our senior secured credit agreement, primarily the deferred portion of the special fees payable to Vivendi Universal Entertainment. EBITDA and Lender EBITDA are not prepared in accordance with United States generally accepted accounting principles and should not be considered as alternatives for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA and Lender EBITDA, because they are before debt service, capital expenditures, and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA and Lender EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA and Lender EBITDA:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 2004	June 2003	June 2004	June 2003	June 2004
	(Dollars in thousands)
Cash and cash equivalents provided by operating activities	$54,308	$49,409	$108,426	$86,174	$165,000
Adjustments:
Interest expense	27,737	31,574	57,872	52,601	124,298
Interest income	(207)	(208)	(501)	(227)	(1,105)
Amortization of deferred finance costs	(1,765)	(1,382)	(3,592)	(2,669)	(7,763)
Deferred special fee payable to Vivendi Universal Entertainment	(6,456)	(8,388)	(13,763)	(14,394)	(29,989)
Interest payable on deferred special fee payable to Vivendi Universal Entertainment	(1,483)	(1,206)	(2,654)	(2,330)	(5,238)
Gain (loss) on sale of property and equipment	1,282	(1,400)	1,007	(1,400)	1,122
Loss from joint ventures	(113)	(56)	(433)	(122)	(792)
Accretion of bond discount	(208)	(208)	(416)	(208)	(833)
Minority interest in net earnings of UCRP	(948)	(862)	(1,717)	(1,417)	(2,308)
Change in working capital	499	(19,655)	(36,371)	(44,918)	(6,651)
EBITDA	72,646	47,618	107,858	71,090	235,741
Adjustments:
Deferred special fee payable to Vivendi Universal Entertainment	10,321	8,388	17,628	14,394	33,854
Payment of special fees to Vivendi Universal Entertainment	(3,865)	—	(3,865)	—	(3,865)
Payment of financing expenses	—	61	—	860	—
Distributions from joint ventures	—	—	90	—	1,237
Loss from joint ventures	113	56	433	122	792
Consolidation of UCRP	(386)	(544)	(1,005)	(1,009)	(835)
Lender EBITDA	$78,829	$55,579	$121,139	$85,457	$266,924

Liquidity and Capital Resources

Historical

Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, and working capital. During the six months ended June 2004 and 2003, respectively, net cash provided by operating activities was $108.4 million and $86.2 million. This favorable increase, which totaled $22.2 million, was primarily driven by reducing our net loss by $39.5 million; offset by a $9.6 million legal settlement payment; a $3.9 million payment of special fees to Vivendi Universal Entertainment; the timing related to our working capital; the impact of our interest rate swaps; and the impact of lower depreciation in 2004 and land sales, which occurred in both the six months ended June 2004 and 2003.

During the six months ended June 2004, net cash used in investing activities totaled $11.8 million, which consisted primarily of $16.0 million in capital expenditures, offset by $3.7 million in cash received from a land sale. We expect to spend a total of $41.9 million on capital projects during 2004, compared to $53.5 million spent on capital projects during 2003. During the six months ended June 2003, net cash provided by investing activities totaled $10.3 million, which consisted of $27.6 million in capital expenditures, offset by $37.9 million in cash flows from one-time items. These cash inflows included $10.9 million in cost-sharing reimbursement proceeds from Universal Studios Japan related to the design and technology of The Amazing Adventures of Spider-Man ride; $12.5 million in proceeds related to selling 81 acres of undeveloped land; and $14.5 million in proceeds related to a 2002 capital claims settlement.

During the six months ended June 2004, net cash used for financing activities was $133.9 million, which included prepayments of $127.2 million on our senior secured credit agreement and partner distributions of $5.0 million. These debt prepayments were applied in forward order of maturity and included $37.4 million related to our required annual excess cash flow payment. In addition, in July 2004, we made additional prepayments totaling $45.0 million on our senior secured credit agreement. This prepayment, plus the other prepayments made during 2004 and those associated with the issuance of bonds during 2003, eliminated debt amortization on our senior credit agreement until December 31, 2005. During the six months ended June 2003, net cash used for financing activities was $6.3 million million. This primarily related to the offering of the bonds and the amendments to our senior secured credit agreement; the $35.6 million principal payment on the senior secured credit agreement made on December 31, 2002; $12.5 million in proceeds from a land sale used to prepay additional principal on the senior secured credit agreement; and payment of $10.0 million in partner distributions.

At June 26, 2004, our total debt was $1,048.6 million, which included $495.2 million outstanding under our bonds ($500.0 million, net of a remaining discount of $4.8 million) and $553.4 million outstanding under our senior secured credit agreement. At June 26, 2004, we also had $171.8 million in cash and unused revolving credit, consisting of $76.8 million in cash and $95.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At June 26, 2004, we were in compliance with all terms.

Under the terms of our partnership agreement, a special fee is payable to Vivendi Universal Entertainment equal to 5% of revenue, as defined, generated by Universal Studios Florida and Universal's Islands of Adventure. Deferred special fees bear interest at the prime rate. The special fee generated from Universal's Islands of Adventure since opening has been and will continue to be deferred until Blackstone Capital receives equity distributions from the operating profits generated from Universal's Islands of Adventure in an aggregate amount equal to $234.7 million. Since this distribution amount has not been met, at June 26, 2004 and December 27, 2003, respectively, we had deferred special fees payable to Vivendi Universal Entertainment related to Universal's Islands of Adventure of $89.1 million and $79.2 million. In addition, the special fee generated from Universal Studios Florida may only be paid upon achievement of certain leverage ratios. The current portion of special fees related to Universal Studios Florida may only be paid if our funded debt ratio is 5.0 to 1.0 or less, which was met during the six months ended June 2004. Accordingly, during the six months ended June 2004, we paid fees of $3.9 million to Vivendi Universal Entertainment. In addition, at June 26, 2004, our consolidated balance sheet included $5.3 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. The deferred special fees related to Universal Studios Florida may only be paid if our funded debt ratio is 4.0 to 1.0 or less. At June 26, 2004, our funded debt ratio was slightly above 4.0. Accordingly, at June 26, 2004 and December 27, 2003, respectively, we had deferred special fees payable to Vivendi Universal Entertainment related to Universal Studios Florida of $59.4 million and $58.2 million.

We believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

Interest Rate Risk

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. At June 26, 2004, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $198.0 million that qualified for hedge accounting treatment in accordance with Statement of Financial Accounting Standards (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities." These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. During the six months ended June 2004, the fair value of these interest rate swaps increased by $7.1 million, which reduced the liability recorded on our consolidated balance sheet.

At June 26, 2004, we also had two swap agreements with an aggregate notional debt amount of $300.0 million that did not qualify for hedge accounting treatment under SFAS 133. During the six months ended June 2004, the fair value of these interest rate swaps increased by $0.8 million, which reduced the liability recorded on our consolidated balance sheet.

We are exposed to credit loss in the event of nonperformance by the other party to our derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under these contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

Compensation

Vivendi has granted stock options to certain of our key employees. These stock options give our key employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their vested stock options. In connection with the close of the NBC Transaction, Vivendi will not be granting any new stock options to our employees after the close of the NBC Transaction. Historically, we have been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Transaction. Accordingly, if one of our employees were to exercise their options for the cash difference between the grant price and market price, we would have paid this difference directly to the employee. However, as a result of the NBC Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Transaction and exercised after the close of the NBC Transaction will have no future impact on our consolidated financial statements.

We have a long-term growth incentive plan to provide certain of our senior officers the opportunity to benefit from our growth in value and to provide incentives to those employees to contribute to the success of our business. Under the plan, these employees are granted Value Appreciation Rights, the value of which is generally based upon the growth in market value of the equity ownership interests of our general and limited partners. These Value Appreciation Rights will become automatically exercisable in exchange for cash upon the earlier to occur of a change in our ownership or January 1, 2005. The value of the Value Appreciation Rights are generally based on the growth of market value of Blackstone's and Vivendi Universal Entertainment's ownership interests in us. If a change of our ownership occurs, the payout value is computed based upon the sales price of the ownership change. If January 1, 2005 occurs prior to such an ownership change, the payout value is calculated based upon an earnings multiple from the financial results generated during 2004. We accrue the estimated payout value using the straight-line method over the term of the plan based on the assumption that January 1, 2005 occurs prior to an ownership change. Due to our favorable results, during the three and six months ended June 2004, respectively, we increased our accrual related to the value of the outstanding Value Appreciation Rights by $4.1 million and $6.6 million, which gave us an ending accrual balance of $8.9 million at June 26, 2004.

Cautionary Note Regarding Forward-Looking Statements

Certain statements appearing in this report are "forward-looking statements." Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts" or future conditional verbs, such as "will," "should," "could," or "may" and variations of such words or similar expressions, are intended to identify forward-looking statements. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Universal Studios, Inc. and its affiliates; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; and the seasonality of our business. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.    Controls and Procedures

Universal City Development Partners, Ltd.

The management of Universal City Development Partners, Ltd. (UCDP) carried out an evaluation, with the participation of UCDP's Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP's Principal Executive Officer and Principal Financial Officer concluded that UCDP's disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There has not been any significant change in UCDP's internal controls or other factors that could significantly affect those controls subsequent to their date of evaluation during the quarter ended June 2004.

UCDP Finance, Inc.

The management of UCDP Finance, Inc. (Finance) carried out an evaluation, with the participation of Finance's Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance's Principal Executive Officer and Principal Financial Officer concluded that Finance's disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There has not been any significant change in Finance's internal controls or other factors that could significantly affect those controls subsequent to their date of evaluation during the quarter ended June 2004.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

Capital Claims

In the course of completion of the construction of Universal's Islands of Adventure (IOA), CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against us.

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by us. The suit sought damages in excess of $25.0 million and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20.7 million. We denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties have entered into a Mutual Release and Settlement Agreement effective as of June 11, 2004. We made payment of $9.6 million pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that we failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA (the Marketing Claim). In the second claim, Marvel alleged that we breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the Compensation Alternative Claim). Marvel is also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative. The arbitration panel has been selected and discovery has commenced. Marvel has voluntarily withdrawn the Marketing Claim, without prejudice. We have denied all of the material allegations by Marvel and asserted numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of us, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) upon naming the above-referenced defendants as well as us and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised us that the allegations of the Amended Complaint relate to rides located at our theme parks. We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. Our Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our Complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We have yet responded to Ride & Show's motion, and this action remains pending in the U.S. District Court for the Middle District of Florida. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. We do not expect a material impact to our results of operations, financial position or cash flows by reason of these actions.

ITEM 5.    Other Information

In connection with the closing of the transaction among Vivendi Universal S.A., General Electric Company (GE), National Broadcasting Company, Inc., National Broadcasting Company Holding, Inc. and Universal Studios Holding III Corp. to form NBC Universal, Inc. (NBC Universal) in May 2004, Glenn Gumpel stepped down from our Park Advisory Board to become President of USJ Co., Ltd. His replacement is Deborah Reif. Ms. Reif is Executive Vice President, Financial Structuring, for NBC Universal. Prior to joining NBC Universal, Ms. Reif was Chief Executive Officer of GE's Financial Guaranty Insurance Company (FGIC) from 2001 to 2004. Before assuming her role at FGIC, Ms. Reif served in positions of increasing responsibility in several divisions of GE Capital, most recently as Vice President of Global Asset Management and Telecom. She has been with various businesses within GE since 1973.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
3.2	Articles of Incorporation of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
3.3	Bylaws of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

4.1	Indenture dated as of March 28, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee, as amended, relating to the Registrants' 11¾% senior notes due 2010 (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
4.2	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
4.3	Subordination Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee (previously filed under the corresponding exhibit of Amendment No.1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d-14(a).
31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).
31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).
32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.
32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.
32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K: The following reports were filed during Universal City Development Partners, Ltd.'s three months ended June 2004.

We filed a Form 8-K dated May 6, 2004, furnishing under Item 9 thereof, the transcript of a public telephonic conference call conducted by Michael J. Short, Principal Financial Officer of Universal City Development Partners, Ltd., to discuss the first quarter performance of Universal City Development Partners, Ltd. and subsidiaries.

We filed a Form 8-K dated May 13, 2004, furnishing under Item 9 thereof, which announced the transaction between Vivendi Universal S.A. and National Broadcasting Company, Inc. pursuant to which Vivendi Universal S.A. contributed its ownership interests in Universal Studios, Inc. to a subsidiary of National Broadcasting Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
Date: August 9, 2004	By: /s/ Michael J. Short
Name: Michael J. Short Title: Principal Financial Officer
UCDP FINANCE, INC.
Date: August 9, 2004	By: /s/ Michael J. Short
Name: Michael J. Short Title: Treasurer (Principal Financial Officer)