Form 10-Q
period 2004-09-26
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2004-11-09
CIK 1262449, 1262450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes        No

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes     No   .

Indicate the number of shares outstanding of each of the Registrants' classes of common stock: As of November 9, 2004 there were 100 shares of common stock of UCDP Finance, Inc. outstanding; Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. (UCDP Finance) is a wholly owned subsidiary of Universal City Development Partners, Ltd. and was formed for the sole purpose of acting as a co-issuer of the Registrants' 11¾% senior notes due 2010. UCDP Finance does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCDP Finance meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10Q and is therefore filing this form with the reduced disclosure format.

PART I - FINANCIAL INFORMATION

ITEM l.    Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 26, 2004	December 27, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,900	$113,978
Accounts receivable, net	18,065	15,598
Receivables from related parties	8,852	8,127
Inventories, net	41,830	41,947
Prepaid assets	15,780	10,123
Total current assets	188,427	189,773

Property and equipment, at cost:
Land and land improvements	488,418	490,194
Buildings and building improvements	1,363,461	1,347,149
Equipment, fixtures and furniture	1,049,032	1,004,413
Construction in process	5,294	48,980
Total property and equipment, at cost:	2,906,205	2,890,736
Less accumulated depreciation	(1,025,126)	(936,849)
Property and equipment, net	1,881,079	1,953,887

Other assets:
Investments in joint ventures	9,306	10,481
Intangible assets, net	16,557	17,644
Deferred finance costs, net	22,190	27,486
Other assets	8,317	8,213
Total other assets	56,370	63,824
Total assets	$2,125,876	$2,207,484

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands)

	September 26, 2004	December 27, 2003
	(Unaudited)
Liabilities and partners' equity
Current liabilities:
Accounts payable and accrued liabilities	$135,960	$109,019
Unearned revenue	42,570	28,514
Due to Vivendi Universal Entertainment	26,549	1,204
Current portion of capital lease obligations	866	395
Current portion of long-term borrowings	—	37,375
Total current liabilities	205,945	176,507

Long-term liabilities:
Long-term borrowings, net of current portion	1,003,840	1,138,065
Deferred special fee payable to Vivendi Universal Entertainment	143,507	137,438
Capital lease obligations, net of current portion	1,362	649
Interest rate swaps, at fair market value	7,989	19,793
Minority interest in equity of UCRP	9,348	9,543
Other	5,958	5,646
Total long-term liabilities	1,172,004	1,311,134

Commitments and contingencies	—	—

Partners' equity:
Vivendi Universal Entertainment	377,872	368,163
Blackstone Capital	377,872	368,163
Accumulated other comprehensive loss	(7,817)	(16,483)
Total partners' equity	747,927	719,843
Total liabilities and partners' equity	$2,125,876	$2,207,484

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 27, 2003	September 26, 2004	September 27, 2003
	(Unaudited)		(Unaudited)
Operating revenues:
Theme park passes	$132,520	$116,408	$346,645	$293,446
Theme park food and beverage	32,981	30,415	87,217	76,388
Theme park merchandise	28,011	24,926	75,510	63,777
Other	53,017	47,708	155,400	131,389
Total operating revenues	246,529	219,457	664,772	565,000

Costs and operating expenses:
Theme park operations	41,563	37,698	117,110	113,376
Theme park selling, general and administrative	32,935	24,887	126,234	100,483
Theme park cost of products sold	31,509	27,020	82,457	71,072
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,967	14,107	42,528	35,805
Depreciation and amortization	29,544	35,503	90,864	100,733
Other	32,921	30,128	95,808	84,618
Total costs and operating expenses	184,439	169,343	555,001	506,087

Operating income	62,090	50,114	109,771	58,913

Other expense (income):
Interest expense	29,419	33,434	87,291	86,035
Interest income	(241)	(317)	(742)	(544)
Change in fair value of interest rate swaps	(2,321)	(331)	(3,138)	2,711
Loss from joint ventures	441	73	874	195
(Gain) loss from sale of property and equipment	—	(115)	(1,007)	1,285
Minority interest in net earnings of UCRP	358	434	2,075	1,851
Total other expense	27,656	33,178	85,353	91,533
Net income (loss)	$34,434	$16,936	$24,418	$(32,620)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statement of Changes in Partners' Equity
(In thousands)

(Unaudited)	Vivendi Universal Entertainment	Blackstone Capital	Accumulated Other Comprehensive Loss	Total Partners' Equity
Balance, December 27, 2003	$368,163	$368,163	$(16,483)	$719,843
Change in fair value of interest rate swaps designated as hedges	—	—	8,666	8,666
Partner distributions	(2,500)	(2,500)	—	(5,000)
Net income	12,209	12,209	—	24,418
Balance, September 26, 2004	$377,872	$377,872	$(7,817)	$747,927

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 26, 2004	September 27, 2003
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$24,418	$(32,620)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	89,777	99,648
Amortization of intangible assets	1,087	1,085
Amortization of deferred finance costs	5,296	4,934
Accretion of bond discount	624	416
(Gain) loss on sale of property and equipment	(1,007)	1,285
Change in fair value of interest rate swaps	(3,138)	2,711
Loss from joint ventures	874	195
Minority interest in net earnings of UCRP	2,075	1,851
Changes in operating assets and liabilities:
Accounts receivable, net	(2,467)	498
Receivables from related parties	(725)	4,194
Inventories, net	117	(1,137)
Prepaid assets	(5,657)	(6,363)
Other assets	(104)	(1,145)
Accounts payable and accrued liabilities	26,941	47,807
Unearned revenue	14,056	13,001
Due to Vivendi Universal Entertainment	25,345	4,770
Deferred special fees payable to Vivendi Universal Entertainment	6,069	27,327
Other long-term liabilities	312	722
Net cash and cash equivalents provided by operating activities	183,893	169,179
Cash flows from investing activities
Property and equipment acquisitions	(20,104)	(39,687)
Proceeds related to the settlement of capital claims	400	14,500
Proceeds related to the sale of property and equipment	3,742	12,961
Proceeds related to capital reimbursement	—	10,926
Distributions from joint ventures, net	301	(138)
Net cash and cash equivalents used in investing activities	$(15,661)	$(1,438)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended
	September 26, 2004	September 27, 2003
	(Unaudited)
Cash flows from financing activities
Payments of Partner distributions	$(5,000)	$(10,000)
Distributions of minority interest in equity of UCRP	(2,270)	(2,017)
Proceeds from bond offering	—	494,170
Payments on long-term borrowings, capital lease obligations and notes payable, net	(171,040)	(488,952)
Payments for finance costs	—	(21,261)
Net cash and cash equivalents used in financing activities	(178,310)	(28,060)
Net (decrease) increase in cash and cash equivalents	(10,078)	139,681
Cash and cash equivalents at beginning of period	113,978	13,406
Cash and cash equivalents at end of period	$103,900	$153,087
Supplemental disclosures of non-cash information
Decrease in interest rate swap liability	$11,804	$13,539
Disposal of fully depreciated assets	$1,500	$87,072

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

The estimated fair values of long-term borrowings and interest rate swaps subject to fair value disclosures determined based on quotes from major financial institutions are as follows (in thousands):

	September 26, 2004		December 27, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Unaudited)
Long-term borrowings	$1,003,840	$1,094,734	$1,175,440	$1,271,548
Interest rate swaps	7,989	7,989	19,793	19,793
Total	$1,011,829	$1,102,723	$1,195,233	$1,291,341

Stock Options

UCDP has participated in Vivendi's stock option plan that has provided options to officers, directors and key employees of UCDP. These stock options give UCDP employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their stock options. All stock options have been granted at market value. At December 27, 2003, UCDP had no liability related to vested options.

In connection with the NBC Transaction, Vivendi will not be providing new stock options to employees of UCDP. Historically, UCDP has been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Transaction. However, as part of the NBC Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Transaction and exercised after the close of the NBC Transaction have no future impact on UCDP's consolidated financial statements.

Period End

In prior periods, UCDP's fiscal quarter and year-end was the last Saturday of each period. In connection with the NBC Transaction, UCDP changed the date of its fiscal quarter and year-end. Starting this quarter, UCDP's fiscal quarter-end is the last Sunday of the quarter, which is September 26, 2004. In addition, starting in 2004, UCDP's fiscal year-end will be December 31.

2.    Long-Term Borrowings

At September 26, 2004, total long-term borrowings were approximately $1,003,840,000, which included $495,419,000 in bonds ($500,000,000, net of an unamortized discount of approximately $4,581,000) and approximately $508,421,000 under the JP Morgan credit facility (the Term Loan). In addition, at September 26, 2004, UCDP had approximately $92,188,000 available under its revolving credit facilities.

During the three and nine months ended September 26, 2004, respectively, UCDP made prepayments of approximately $45,000,000 and $172,224,000 on the Term Loan, which were applied in forward order of maturity. These payments included $37,375,000 related to UCDP's required annual excess cash flow payment. These prepayments eliminated debt amortization on UCDP's Term Loan until December 31, 2005.

In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land equaled approximately $2,483,000. In connection with this sale, UCDP recorded a gain of approximately $1,282,000, which is included in the financial results of the nine months ended September 26, 2004. UCDP used the proceeds from the land sale to prepay additional principal on the Term Loan.

The Term Loan and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At September 26, 2004, UCDP was in compliance with the financial terms.

3.    Accounts Payable and Accrued Liabilities

The major components of accounts payable and accrued liabilities are as follows (in thousands):

	September 26, 2004	December 27, 2003
	(Unaudited)
Accounts payable	$10,758	$8,481
Capital expenditures	3,698	20,455
Marketing and advertising	5,910	4,442
Interest	36,096	25,727
Compensation and benefits	36,956	23,666
Operating accruals	13,904	16,783
Consulting fees	5,365	3,485
Property and sales tax	16,884	1,893
Other	6,389	4,087
Total	$135,960	$109,019

4.    Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 27, 2003	September 26, 2004	September 27, 2003
	(Unaudited)		(Unaudited)
Net income (loss)	$34,434	$16,936	$24,418	$(32,620)
Change in fair value of interest rate swaps designated as hedges	1,585	6,995	8,666	16,250
Comprehensive income (loss)	$36,019	$23,931	$33,084	$(16,370)

5.    Related Party Transactions

Under the terms of the partnership agreement, a special fee is payable to Vivendi Universal Entertainment equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal's Islands of Adventure. These fees are subordinated to UCDP's Term Loan and bonds and bear interest at the prime rate. In addition, under UCDP's Term Loan and bonds, these fees may only be paid upon achievement of certain leverage ratios. The ratios related to the current portion of fees earned from Universal Studios Florida were met during the nine months ended September 26, 2004. Accordingly, during the three and nine months ended September 26, 2004, UCDP paid fees of $5,315,000 and $9,180,000, respectively, to Vivendi Universal Entertainment. In addition, at September 26, 2004, the amount due to Vivendi Universal Entertainment included $6,477,000 related to the current portion of fees payable to Vivendi Universal Entertainment. Ratios related to the deferred portion of fees earned from Universal Studios Florida were also met during the three months ended September 26, 2004. Accordingly, at September 26, 2004, the amount due to Vivendi Universal Entertainment also included $10,935,000 related to the current portion of deferred fees payable to Vivendi Universal Entertainment. At September 26, 2004 and December 27, 2003, respectively, UCDP had long-term deferred special fees payable to Vivendi Universal Entertainment of $143,507,000 and $137,438,000.

On March 31, 2004, UCDP paid a total of $5,000,000 in unrestricted distributions to Vivendi Universal Entertainment and Blackstone Capital.

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

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties have entered into a Mutual Release and Settlement Agreement effective as of June 11, 2004. UCDP paid $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA (the Marketing Claim). In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the Compensation Alternative Claim). Marvel was also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative Claim. UCDP denied all of the material allegations by Marvel and asserted numerous affirmative defenses. After selection of the arbitration panel, Marvel voluntarily withdrew the Marketing Claim, without prejudice. On October 29, 2004, Marvel sent a letter to the arbitration panel withdrawing the Compensation Alternative Claim and confirming the termination of the proceeding.

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP's theme parks. UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of

California granted UCDP's Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. UCDP's Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, UCDP's Complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that UCDP has not infringed the Patent. UCDP also seeks damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss UCDP's Complaint and to transfer a portion of UCDP's declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004 Ride & Show's motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on UCDP's financial position or the results of operations.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW RELATED TO FINANCIAL RESULTS

Overall, our 2004 performance has benefited from several factors, including a steady improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the Mummy, which opened in May 2004, and Jimmy Neutron's Nicktoon Blast and Shrek 4-D, which both opened during the first half of 2003.

During the three months ended September 2004, our paid admissions increased by approximately 8% from the same period in 2003. This was driven by monthly admission records set in July and August, which offset the negative impact of four hurricanes hitting the state of Florida resulting in complete closure of our parks for three days. This was the first time Central Florida had been directly hit by a hurricane in years. The strong paid admission performance helped us generate $27.1 million in additional revenue and a $17.5 million increase in our net income. Our paid admissions for the nine months ended September 2004 increased by approximately 13% from the same period in 2003. This led to $100.0 million in additional revenue and a $57.0 million increase in our net income during the nine months ended September 2004. The third quarter was the first time we have generated net income on a rolling twelve-month basis since Islands of Adventure opened in 1999. At September 26, 2004, we had $196.1 million in cash and unused revolving credit, consisting of $103.9 million in cash and $92.2 million available under our revolving credit facilities. During the nine months ended September 2004, we made prepayments of approximately $172.2 million on our senior secured credit agreement, which reduced our total debt to $1,003.8 million at September 26, 2004.

OWNERSHIP

Through several holding partnerships and limited liability companies, our ultimate owners, each having a 50% interest, are Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which in turn was a subsidiary of Vivendi Universal S.A. (Vivendi), and Blackstone Capital Partners (Blackstone Capital).

On May 11, 2004, Vivendi, Universal Studios Holding III Corp., General Electric Company (GE), National Broadcasting Company Holding, Inc. and National Broadcasting Company, Inc. (NBC) closed a transaction (the NBC Transaction) pursuant to which Vivendi contributed its ownership interests in USI, and in certain non-U.S. affiliates of USI (excluding, in each case, assets and businesses related to the music and games businesses and certain other assets), to a subsidiary of NBC. As a result, NBC now owns a majority of the shares of, and controls, USI, and NBC owns a majority of the partnership interests in, and controls, Vivendi Universal Entertainment. In connection with the NBC Transaction, NBC has changed its name to NBC Universal, Inc. (NBC Universal). Vivendi Universal Entertainment's 50% ownership interest in us was not affected by the NBC Transaction. The 50% ownership interest in us held by affiliates of Blackstone Capital also was not affected by the NBC Transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 in our audited consolidated financial statements for the year ended December 27, 2003 filed with the Securities and Exchange Commission under cover Form 10K pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10Q filed with the Securities and Exchange Commission related to our quarterly period ended June 2004.

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

Period End

In prior periods, our fiscal quarter and year-end was the last Saturday of each related period. In connection with the NBC Transaction, we changed the date of our fiscal quarter and year-end. Starting this quarter, our fiscal quarter-end is the last Sunday of the quarter. In addition, in 2004, our fiscal year-end will be December 31.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
(in thousands)	September 2004	September 2003	% Change	September 2004	September 2003	% Change
Paid Theme Park Admissions	3,499	3,246	8%	9,362	8,282	13%
Operating revenues:
Theme park pass revenue	$132,520	$116,408	14%	$346,645	$293,446	18%
Theme park food and beverage, theme park merchandise, and other revenue	114,009	103,049	11%	318,127	271,554	17%
Total operating revenues	246,529	219,457	12%	664,772	565,000	18%
Costs and operating expenses:
Theme park operations	41,563	37,698	(10%)	117,110	113,376	(3%)
Theme park selling, general and administrative	32,935	24,887	(32%)	126,234	100,483	(26%)
Theme park cost of products sold	31,509	27,020	(17%)	82,457	71,072	(16%)
Special fee payable to Vivendi Universal Entertainment and consultant fee	15,967	14,107	(13%)	42,528	35,805	(19%)
Depreciation and amortization	29,544	35,503	17%	90,864	100,733	10%
Other	32,921	30,128	(9%)	95,808	84,618	(13%)
Total costs and operating expenses	184,439	169,343	(9%)	555,001	506,087	(10%)
Operating income	62,090	50,114	24%	109,771	58,913	86%
Other expenses	27,656	33,178	17%	85,353	91,533	7%
Net income (loss)	$34,434	$16,936	103%	$24,418	$(32,620)	175%

Three Months Ended September 2004 Compared to Three Months Ended September 2003

Paid Theme Park Admissions increased 8%. This was generated by new monthly admission records in July and August, offset by the negative impact of four hurricanes hitting the state of Florida, which required us to close our parks for three days. This was the first time Central Florida was directly hit by a hurricane in years. In addition, except for a one-day closing in 1999, this was the first time that we have closed our parks for a full day since we opened in 1990. The overall admission increase reflects an improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new ride at Universal Studios Florida, Revenge of the Mummy, which opened in May 2004. This increase occurred in both our international and outer United States point of origin markets, which generated growth of 22% and 4%, respectively. Based on the seasonality of our theme park admissions, these results are not necessarily indicative of the results for the full year.

The favorable results from Theme Park Pass Revenue were driven by higher theme park admissions and selective increases in theme park pass prices, which occurred in January and April of 2004. The increase in Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was primarily due to $2.6 million and $3.1 million, respectively, in increased theme park food and beverage and theme park merchandise revenue generated primarily by higher theme park admissions and guest per capita spending. In addition, we had $2.5 million in additional revenue related to the timing of pass holder redemptions; $1.2 million in additional revenue from Universal Parks & Resorts Vacations; and $1.0 million in additional revenue from our CityWalk venues (including UCRP).

In connection with favorable paid admissions, volume related expenses increased. Theme Park Operations were unfavorable, which was primarily due $1.3 million related to both the increase in admissions and training our personnel and operating our new ride and $1.2 million related to the timing of ride maintenance. The increase in Theme Park Selling, General and Administrative was largely due to $3.0 million in costs related to the hurricanes, $2.8 million in additional accruals related to our long-term growth incentive and bonus plans and $2.3 million related to additional marketing. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold increased to 51.7% in 2004 from 48.8% in 2003. This was principally due to recording an additional provision for merchandise inventory of $2.0 million. Depreciation and Amortization continued to be favorable primarily due to a reduction of depreciation related to certain assets with lives of 5 years becoming fully depreciated during 2004. Other Costs and Operating Expenses also increased, which was primarily due to $1.0 million at our CityWalk venues related to revenue growth (including UCRP); and $0.7 million related to revenue growth from Universal Parks & Resorts Vacations. Other Expenses were favorable largely due to interest expense, which was impacted by prepaying more than $172.0 million on our senior secured credit agreement during the last twelve months and a reduction in the notional amounts related to interest swaps with high fixed interest rates.

Nine Months Ended September 2004 Compared to Nine Months Ended September 2003

Paid Theme Park Admissions increased 13%, which reflects an overall improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the Mummy, which opened in the nine months ended September 2004, and Jimmy Neutron's Nicktoon Blast and Shrek 4-D, which both opened during the first half of 2003. This increase also covers the negative impact of several hurricanes hitting Central Florida during August and September of 2004, which required us to close our parks for three days. Except for a one-day closing in 1999, this was the first time that we have closed our parks for a full day since we opened in 1990. All our point of origin markets continue to show improvement versus 2003, including growth of 24%, 10%, and 6%, respectively, in our international, outer United States, and Florida markets. Based on the seasonality of our theme park admissions, these results are not necessarily indicative of the results for the full year.

Theme Park Pass Revenue was favorable due to higher theme park paid admissions and selective increases in theme park pass prices, which occurred in January and April of 2004. Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue was also favorable. This was primarily due to $10.9 million and $10.4 million, respectively, in increased theme park food and beverage and theme park merchandise revenue generated both by higher theme park admissions and guest per capita spending. In addition, we had $7.1 million in additional revenue from our CityWalk venues (including UCRP); $6.5 million in additional revenue related to passes that allow guests value-added access to our rides; $4.7 million in additional revenue from Universal Parks & Resorts Vacations; $4.0 million in incremental special event business; $2.9 million in additional revenue related to the timing of pass holder redemptions; and $1.1 million from additional parking revenue.

Our favorable results from paid admissions also directly impacted some of our expenses. Theme Park Operations increased, which was largely due to $2.7 million related to both an increase in admissions and training our personnel and operating our new rides. The increase in Theme Park Selling, General and Administrative was primarily due to $10.3 million in additional accruals related to our long-term growth incentive and bonus plans; $9.4 million related to additional marketing; and $3.0 million in costs related to the hurricanes. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold was consistent at 50.7%, in spite of recording an additional provision for merchandise inventory of $2.0 million. Depreciation and Amortization was favorable largely due to a reduction of depreciation related to certain assets with lives of 5 years becoming fully depreciated during the nine months ended September 2004. Other Costs and Operating Expenses increased, which was principally due to $4.6 million related to revenue growth at our CityWalk venues (including UCRP); $3.3 million related to revenue growth from Universal Parks & Resorts Vacations; and $1.6 million related to increased revenue from special events. Other Expenses was favorable primarily due to changes in the fair market value of our interest swaps.

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

	Three Months Ended		Nine Months Ended		Twelve Months Ended
(in thousands)	September 2004	September 2003	September 2004	September 2003	September 2004
Cash and cash equivalents provided by operating activities	$75,467	$83,005	$183,893	$169,179	$157,462
Adjustments:
Interest expense	29,419	33,434	87,291	86,035	120,283
Interest income	(241)	(317)	(742)	(544)	(1,029)
Amortization of deferred finance costs	(1,704)	(2,265)	(5,296)	(4,934)	(7,202)
Deferred special fee payable to Vivendi Universal Entertainment	(5,287)	(9,357)	(19,050)	(23,751)	(25,919)
Interest payable on deferred special fee payable to Vivendi Universal Entertainment	(1,777)	(1,246)	(4,431)	(3,576)	(5,769)
Gain (loss) on sale of property and equipment	—	115	1,007	(1,285)	1,007
Loss from joint ventures	(441)	(73)	(874)	(195)	(1,160)
Accretion of bond discount	(208)	(208)	(624)	(416)	(833)
Minority interest in net earnings of UCRP	(358)	(434)	(2,075)	(1,851)	(2,232)
Change in working capital	(4,035)	(17,429)	(40,406)	(62,347)	6,743
EBITDA	90,835	85,225	198,693	156,315	241,351
Adjustments:
Deferred special fee payable to Vivendi Universal Entertainment	10,602	9,357	28,230	23,751	35,099
Payment of special fees to Vivendi Universal Entertainment	(5,315)	—	(9,180)	—	(9,180)
Payment of financing expenses	—	—	—	860	—
Distributions from joint ventures, net	211	(138)	301	(138)	1,586
Loss from joint ventures	441	73	874	195	1,160
Consolidation of UCRP	207	134	(798)	(875)	(762)
Lender EBITDA	$96,981	$94,651	$218,120	$180,108	$269,254

LIQUIDITY AND CAPITAL RESOURCES

Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt retirement, and working capital. During the nine months ended September 2004 and 2003, respectively, net cash provided by operating activities was $183.9 million and $169.2 million. This increase, which totaled $14.7 million, was primarily driven by increasing our net income by $57.0 million; offset by a $9.6 million legal settlement payment; $9.2 million in payments of special fees to Vivendi Universal Entertainment; the timing related to our working capital; the impact of our interest rate swaps; and lower depreciation in 2004.

During the nine months ended September 2004, net cash used in investing activities totaled $15.7 million, which consisted primarily of $20.1 million in capital expenditures, offset by $3.8 million in cash received from a land sale. We expect to spend a total of $41.9 million on capital projects during 2004, compared to $53.5 million spent on capital projects during 2003. During the nine months ended September 2003, net cash used in investing activities totaled $1.4 million, which consisted of $39.7 million in capital expenditures, offset primarily by $37.9 million in cash flows from one-time items. These cash inflows included $10.9 million in cost-sharing reimbursement proceeds from Universal

Studios Japan related to the design and technology of The Amazing Adventures of Spider-Man ride; $12.5 million in proceeds related to selling 81 acres of undeveloped land; and $14.5 million in proceeds related to a 2002 capital claims settlement.

During the nine months ended September 2004, net cash used for financing activities was $178.3 million, which primarily included prepayments of $172.2 million on our senior secured credit agreement and partner distributions of $5.0 million. These debt prepayments were applied in forward order of maturity and included $37.4 million related to our required annual excess cash flow payment. As a result, principal amortization on our senior credit agreement was eliminated until December 31, 2005. During the nine months ended September 2003, net cash used for financing activities was $28.1 million. This primarily related to the offering of the bonds; payments on our senior secured credit agreement; and payment of $10.0 million in unrestricted distributions to Vivendi Universal Entertainment and Blackstone.

At September 26, 2004, our total debt was $1,003.8 million, which included $495.4 million outstanding under our bonds ($500.0 million, net of a remaining discount of $4.6 million) and $508.4 million outstanding under our senior secured credit agreement. At September 26, 2004, we also had $196.1 million in cash and unused revolving credit, consisting of $103.9 million in cash and $92.2 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among other restrictions. At September 26, 2004, we were in compliance with all the financial terms.

Under the terms of our partnership agreement, a special fee is payable to Vivendi Universal Entertainment equal to 5% of revenue, as defined, generated by Universal Studios Florida and Universal's Islands of Adventure. Deferred special fees bear interest at the prime rate. The special fee generated from Universal's Islands of Adventure since its opening has been and will continue to be deferred until Blackstone Capital receives equity distributions from the operating profits generated from Universal's Islands of Adventure in an aggregate amount equal to $234.7 million. Since this distribution amount has not been met, at September 26, 2004 and December 27, 2003, respectively, we had deferred special fees payable to Vivendi Universal Entertainment related to Universal's Islands of Adventure of $95.0 million and $79.2 million. In addition, the special fee generated from Universal Studios Florida may only be paid upon achievement of certain leverage ratios. The current portion of special fees related to Universal Studios Florida may only be paid if our funded debt ratio is 5.0 to 1.0 or less, which was met during the nine months ended September 2004. Accordingly, during the nine months ended September 2004, we paid fees of $9.2 million to Vivendi Universal Entertainment. In addition, at September 26, 2004, our consolidated balance sheet included $6.5 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. Deferred special fees related to Universal Studios Florida may only be paid if our funded debt ratio is 4.0 to 1.0 or less, which was met during the three months ended September 2004. Accordingly, at September 26, 2004, our consolidated balance sheet included $10.9 million classified as current liabilities related to the deferred portion of the special fees payable to Vivendi Universal Entertainment. In addition, at September 26, 2004 and December 27, 2003, respectively, we had long-term deferred special fees payable to Vivendi Universal Entertainment related to Universal Studios Florida of $48.5 million and $58.2 million.

We believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new revolving credit facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. At September 26,

2004, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $184.8 million that qualified for hedge accounting treatment in accordance with Statement of Financial Accounting Standards (SFAS) 133 "Accounting for Derivative Instruments and Hedging Activities." These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. During the nine months ended September 2004, the fair value of these interest rate swaps increased by $8.7 million, which was recorded as a change in fair value of interest rate swaps in our comprehensive income and reduced the liability recorded on our consolidated balance sheet

At September 26, 2004, we also had two swap agreements with an aggregate notional debt amount of $300.0 million that did not qualify for hedge accounting treatment under SFAS 133. During the nine months ended September 2004, the fair value of these interest rate swaps increased by $3.1 million, which was recorded as a change in fair value of interest rate swaps in our consolidated income statement and reduced the liability recorded on our consolidated balance sheet.

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

COMPENSATION

Vivendi has granted stock options to certain of our key employees. These stock options give our employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their vested stock options. In connection with the NBC Transaction, Vivendi will not be providing new stock options to our employees after the close of the NBC Transaction. Historically, we have been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Transaction. Accordingly, if one of our employees were to exchange their options for the cash difference between the grant price and market price, we would have paid this difference directly to the employee. However, as part of the NBC Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Transaction and exercised after the close of the NBC Transaction will have no future impact on our consolidated financial statements.

We have a long-term growth incentive plan to provide certain of our senior officers the opportunity to benefit from our growth in value and to provide incentives to those employees to contribute to the success of our business. Under the plan, these employees are granted Value Appreciation Rights, the value of which is generally based upon the growth in market value of the equity ownership interests of our general and limited partners. These Value Appreciation Rights will become automatically exercisable in exchange for cash upon the earlier to occur of a change in our ownership or January 1, 2005. The value of the Value Appreciation Rights are generally based on the growth of market value of Blackstone's and Vivendi Universal Entertainment 's ownership interests in us. If a change of our ownership occurs, the payout value is computed based upon the sales price of the ownership change. If January 1, 2005 occurs prior to such an ownership change, the payout value is calculated based upon an earnings multiple from the financial results generated during 2004. We accrue the estimated payout value using the straight-line method over the term of the plan based on the assumption that January 1, 2005 occurs prior to an ownership change. Due to our favorable results, during the three and nine months ended September 2004, respectively, we increased our accrual related to the value of the outstanding Value Appreciation Rights by $1.4 million and $8.1 million, which gave us an ending accrual balance of $10.3 million at September 26, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are "forward-looking statements." Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts" or future conditional verbs, such as "will," "should," "could," or "may" and variations of such words or similar expressions, are intended to identify forward-looking statements. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; and the seasonality of our business. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

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

There was not any change in UCDP's internal control over financial reporting during the quarter ended September, 2004 that has materially affected, or is reasonably likely to materially affect, UCDP's internal control over financial reporting.

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

There was not any change in Finance's internal control over financial reporting during the quarter ended September, 2004 that has materially affected, or is reasonably likely to materially affect, Finance's internal control over financial reporting.

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

The general contractor of Seuss Landing at IOA (the General Contractor), filed suit in July 2000 alleging breach of contract by us. The suit sought damages in excess of $25.0 million and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20.7 million. We denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties have entered into a Mutual Release and Settlement Agreement effective as of June 11, 2004. We paid $9.6 million pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Marvel

On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that we failed to include Marvel Elements in at least 20% of its marketing exposure during the third and fourth years subsequent to the opening of IOA (the Marketing Claim). In the second claim, Marvel alleged that we breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the Compensation Alternative Claim). Marvel was also seeking discovery of any other financial arrangements with licensors at IOA that might be relevant to the Compensation Alternative Claim. We have denied all of the material allegations by Marvel and asserted numerous affirmative defenses. After selection of the arbitration panel, Marvel voluntarily withdrew the Marketing Claim, without prejudice. On October 29, 2004, Marvel sent a letter to the arbitration panel withdrawing the Compensation Alternative Claim and confirming the termination of the proceeding.

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of us, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as us and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised us that the allegations of the Amended Complaint relate to rides located at our theme parks.

We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (Ride & Show) in the U.S. District Court for the Middle District of Florida. Our Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our Complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004 Ride & Show's motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of its business. We do not expect a material impact to our results of operations, financial position or cash flows by reason of these actions.

ITEM 5.    Other Information

Park Advisory Board

In connection with the transaction with National Broadcasting Company, Inc. (the NBC Transaction), Michael E. Corcoran will be stepping down from our Park Advisory Board and Audit Committee. At this point, a timeline for his departure and a replacement have not been decided.

Insurance

Historically, our insurance was provided by Vivendi S.A., for which we were allocated charges for premium payments. Our deductibles and retentions varied from year to year based upon a financial analysis of then current premiums and cost of capital. The insurance included excess liability, fire and extended coverage, workers' compensation, terrorist, business interruption and other forms of insurance of types and in amounts typical for businesses in this industry. In connection with the NBC Transaction, most of our insurance is now provided by General Electric Company through NBC Universal, Inc. The total amount of property insurance coverage has increased substantially, as have some deductibles.

ITEM 6.    Exhibits

3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
3.2	Articles of Incorporation of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).

3.3	Bylaws of UCDP Finance, Inc. (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
4.1	Indenture dated as of March 28, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee, as amended, relating to the Registrants' 11¾% senior notes due 2010 (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
4.2	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
4.3	Subordination Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP, Vivendi Universal Entertainment, Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee (previously filed under the corresponding exhibit of Amendment No. 1 to the Registration Statement on Form S-4 of the Registrants filed September 10, 2003).
31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d-14(a).
31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 15d-14(a).
31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).
31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 15d-14(a).
32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.
32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.
32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
Date: November 9, 2004	By:	/s/ Michael J. Short
Name: Michael J. Short Title: Principal Financial Officer
UCDP FINANCE, INC.
Date: November 9, 2004	By:	/s/ Michael J. Short
Name: Michael J. Short Title: Treasurer (Principal Financial Officer)