Form 10-K
period 2004-12-31
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2005-03-22
CIK 1262449, 1262450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108661

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
UCDP FINANCE, INC.
(Exact name of Registrant as specified in its charter)

Florida Florida (State or other jurisdiction of incorporation or organization)	59-3128514 42-1581381 (I.R.S. Employer Identification No.)

1000 Universal Studios Plaza
Orlando, FL 32819-7610
407-363-8000
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

11 3/4% Senior Notes due 2010.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐    No ☒

        UCDP Finance, Inc. is a wholly-owned subsidiary of Universal City Development Partners, Ltd. Universal City Development Partners, Ltd. has no outstanding common equity which is not held by an affiliate.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
UCDP FINANCE, INC.
FORM 10-K
DECEMBER 31, 2004

TABLE OF CONTENTS

Item 1.    Business

Certain definitions

        All references in this Form 10-K to "Universal Orlando", "we", "us", "our", the "Company" or "UCDP" refer to Universal City Development Partners, Ltd. "Universal Orlando Resort" refers to the resort in Orlando, Florida, which includes our two theme parks, Universal Studios Florida and Universal's Islands of Adventure, CityWalk and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). The Portofino Bay Hotel, a Loews Hotel (or "The Portofino Bay Hotel"), The Hard Rock Hotel (or "The Hard Rock Hotel") and The Royal Pacific Resort, a Loews Hotel (or "The Royal Pacific Resort") comprise the UCF Hotel Venture. "CityWalk" refers to Universal CityWalk located at Orlando, Florida. "Holding I" refers to Universal City Florida Holding Co. I, limited partner of UCDP. "Holding II" refers to Universal City Florida Holding Co. II, general partner of UCDP. "Holdings" refers collectively to Holding I and Holding II. "UCDP Finance" refers to UCDP Finance, Inc., a wholly owned subsidiary of UCDP. "Universal CPM" refers to Universal City Property Management II LLC, one of the partners in Holdings. "NBC Universal" refers to NBC Universal, Inc., the indirect majority parent of Vivendi Universal Entertainment. "Vivendi Universal Entertainment" or "VUE" refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and UCDP's manager. "Blackstone" refers collectively to Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P. and Blackstone Family Media Partnership III L.P. and their subsidiaries who hold each of their respective interests in and are the remaining partners in Holdings. "Universal Parks & Resorts Vacations" refers to UCDP's subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. "Universal Parks & Resorts" refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below.

Trademarks and Copyrights

        Universal Studios Florida, Universal's Islands of Adventure, Universal Studios, Universal Orlando, TWISTER…Ride It Out, Earthquake—The Big One, E.T. Adventure, JAWS, Halloween Horror Nights, CityWalk, CityJazz and A Vacation from the Ordinary are registered trademarks of Universal Studios. Bob Marley A Tribute to Freedom, the groove, The Flying Unicorn, Revenge of the Mummy and Universal Parks & Resorts Vacations are service marks of Universal Studios. Universal elements and all related indicia are trademarks and copyrights 2005 of Universal Studios and copyrights 2005 of Universal Orlando. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Hulk, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights 2005 of Marvel and copyrights 2005 of Universal Studios. Barney and A Day in the Park with Barney are copyrights 2005 of Lyons Partnership, L.P. The names and characters Barney, Baby Bop and BJ are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Back to the Future and Back To The Future The Ride are registered trademarks and copyrights 2005 of Universal Studios/U Drive J.V. Jurassic Park is a registered trademark of Universal Studios/Amblin. Dudley Do Right's Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto's Bilge Rat Barges and all Popeye characters are trademarks and copyrights 2005 of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2, Terminator and the depiction of the Endoskeleton are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademarks and copyrights 2005 of Columbia Pictures Industries, Inc. Beetlejuice and Beetlejuice's Graveyard Revue are trademarks and copyrights 2005 of The Geffen Film Company and Universal Studios. Animal Planet and Animal Planet Live! are registered trademarks of Discovery Communications, Inc. and copyrights 2005 of Discovery Communications, Inc. Fear Factor is a trademark and copyright of Endemol Nederland B.V., Inc. Nickelodeon and Nickelodeon Studios are copyrights 2005 of Viacom International Inc. Jimmy Neutron Boy Genius, Jimmy Neutron's Nicktoon Blast, all related titles, logos and characters are trademarks of Viacom International Inc. Jimmy Neutron's Nicktoon Blast is a copyright 2005 of Universal Studios. Woody Woodpecker's KidZone and Woody Woodpecker's Nuthouse Coaster are registered trademarks of Walter Lantz. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O'Brien's is a copyright 2005 of Pat O'Brien's Bar, Inc. Emeril's is the registered trademark of Emeril Lagasse. Jimmy Buffett's Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. MOTOWN is the registered trademark of Motown Record Company L.P. NASCAR Café is the registered trademark of National Association for Stock Car Auto Racing, Inc. Cinnabon is the registered trademark of Cinnabon, Inc. Shrek and Shrek 4-D are the trademarks and copyrights of DreamWorks Animation, LLC. Starbucks is a registered trademark of Starbucks US Brands Corporation. Dapy and Glow! are the registered trademarks of Spencer Gifts, LLC. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney-MGM Studios and Disney's Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet n Wild is the registered trademark of Wet'n Wild, Inc. SeaWorld and Discovery Cove are registered trademarks of SeaWorld Inc. Busch Gardens is a registered trademark of Anheuser-Busch Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc.

General

        We own and operate two theme parks, Universal Studios Florida and Universal's Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a vacation destination. Universal Orlando Resort also includes three themed hotels, The Portofino Bay Hotel, a Loews Hotel, The Hard Rock Hotel and The Royal Pacific Resort, a Loews Hotel, which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Vivendi Universal Entertainment has an indirect minority interest. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions. We have made significant investments in our facilities in recent years with expenditures in excess of $2.3 billion for our expansion, including the construction of Universal's Islands of Adventure, CityWalk and related resort infrastructure. In addition, in excess of $580.0 million has been invested in the development of the three on-site resort hotels by UCF Hotel Venture. As a result, we believe Universal Orlando Resort has been transformed from a single-day, one theme park attraction to a multi-day resort destination.

Universal Studios Florida

        Universal Studios Florida is a movie-based theme park designed to allow guests to become part of their favorite movies. Universal Studios Florida features a total of 19 rides, attractions and shows (with one being expanded currently and another, Fear Factor Live, now under construction) along with facades of famous film locations. Some of our current rides and shows are:

  •
  Revenge of the MummySM:  Guests plunge into total darkness, as they face fireballs, beetles and an army of mummies on a psychological thrill ride. This ride won "Best New Attraction" in 2004 by Theme Park Insider.

  •
  Shrek 4-D™:  Guests join Shrek®, Donkey and Princess Fiona™ on an all new "4-D" adventure that picks up where DreamWorks' Oscar® winning movie left off.

  •
  JAWS®:  A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.

  •
  Jimmy Neutron's Nicktoon Blast™:  A wild rocket chase through the world of some favorite Nicktoons®, such as SpongeBob SquarePants® and the Rugrats®.

  •
  Back to the Future the Ride®:  Guests ride a specially designed DeLorean vehicle and become Doc Brown's time-traveling volunteers as they are led on a wild chase from the Ice Age to the year 2015.

  •
  Earthquake®—The Big One:  The attraction that introduces visitors to the world of special effects as they experience an 8.3 Richter Scale quake from a San Francisco subway train.

  •
  E.T. Adventure®:  Guests climb aboard star bound bicycles to help E.T. save his dying planet and continue the saga of one of the world's most beloved screen characters.

  •
  Terminator 2®: 3D:  A cyber-adventure attraction that puts guests in the middle of the action with live stunts and high-tech special effects.

  •
  Twister…Ride It Out®:  The attraction that puts guests a mere 20 feet away from the awesome spectacle of a five-story tornado including intensifying winds and pounding rain in an indoor vortex.

  •
  Men In Black™ Alien Attack™:  The world's first life-size, ride-through interactive video game where guests zap aliens and compete with each other for high scores.

  •
  Beetlejuice's Graveyard Revue™:  A revue-style show featuring the official Universal monsters such as Frankenstein, Dracula and The Wolfman singing and dancing to rock "n roll classics.

  •
  Animal Planet Live!™:  A show where the animals take center stage as they execute clever feats, interact with guests, and perform sketches.

  •
  A Day in the Park with Barney™:  A sing-along interactive show where children can see Barney®, Baby Bop™ and BJ® live every day.

        The streets of Universal Studios Florida feature facades recreating famous movie locations in San Francisco, New York and Hollywood. These facades recreate the "backlot" and are used as locations for filmed entertainment productions. We believe Universal Studios Florida also appeals to younger children with attractions such as Woody Woodpecker's KidZone® and A Day in the Park with Barney, featuring an interactive show and play area for pre-schoolers. At Nickelodeon Studios®, kids can get a behind-the-scenes tour every day to learn how Nick's popular shows are made, while Animal Planet Live! and Beetlejuice's Rock 'n Roll Graveyard Revue provide entertainment for all ages.

        Food and beverage facilities at Universal Studios Florida include two full service restaurants, four cafeteria-style facilities, for a total of more than 3,800 seats, and 10 fast-food stands.

Universal's Islands of Adventure

        With 16 rides, attractions and shows, Universal's Islands of Adventure was selected as the "World's Top Theme Park" by Theme Park Insider in 2002, 2003 and 2004. This park combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of movies, myth and books.

        Visitors enter Universal's Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands, all of which opened in 1999:

  •
  Seuss Landing™:  The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™ and If I Ran The Zoo™. Seuss Landing also celebrates Christmas with a highly popular holiday special event appropriately named "Grinchmas™."

  •
  The Lost Continent®:  In The Lost Continent, visitors participate in rides and attractions featuring epic heroes and their many adventures, including Dueling Dragons®, the world's first double roller coaster; Poseidon's Fury®, an expedition of explorers that rediscovers a legendary lost underwater city; and the Eighth Voyage of Sindbad®, a live-action stunt showcase, which combines stunts, pyrotechnic effects and high seas heroics. The marketplace at The Lost Continent surrounds visitors with games of skill and chance, numerous themed shops, and live entertainment.

  •
  Jurassic Park®:  Visitors to Jurassic Park encounter the mysteries and wonders of a prehistoric world. The Jurassic Park River Adventure® takes guests on a raft ride tour through Jurassic Park's dinosaur habitats. Camp Jurassic® provides children with a prehistoric playground of dinosaur net traps while the Pteranodon Flyers® coaster ride soars overhead. The Jurassic Park Discovery Center® features entertaining and educational hands-on activities designed for the whole family to enjoy.

  •
  Toon Lagoon®:  In Toon Lagoon, a line-up of popular comic strip and cartoon characters come to life on rides and attractions such as Popeye and Bluto's Bilge-Rat Barges®, where passengers white-water raft around Popeye's island in pursuit of Popeye®, Bluto™, Olive Oyl™ and Swee' Pea; and Dudley Do-Right's Ripsaw Falls®, a high-speed log flume ride featuring appearances by the cast of characters from the Dudley Do-Right animated television series.

  •
  Marvel Super Hero Island®:  Visitors to Marvel Super Hero Island discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted "Best Overall Attraction" by Theme Park Insider in 2002, 2003 and 2004; the Incredible Hulk Coaster®, named the number one steel coaster in the world by the Discovery Channel on "Top Ten Coasters" in May 2002; and Dr. Doom's Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

        Food and beverage facilities at Universal's Islands of Adventure include two full service restaurants, five cafeteria-style facilities, providing a total of more than 3,600 seats, and 18 fast-food and beverage stands.

CityWalk

        CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20 screen cineplex located between the entrances to both Universal Studios Florida and Universal's Islands of Adventure.

The 30 acre complex offers free general admission, except for cover charges for admission to various night clubs or shows. Parking is free after 6:00 p.m. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk's restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

  •
  A wide variety of table service restaurants including Emeril's® Restaurant Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett's® Margaritaville®, Latin Quarter™, NASCAR Cafe™ and NBA City®, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes.

  •
  Nightclubs such as Bob Marley—A Tribute to FreedomSM, CityJazz®, the grooveSM and Pat O'Brien's® Orlando that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett's® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

  •
  The Hard Rock Live!® Orlando concert venue, which has featured such acts as Elton John, Elvis Costello, Maroon 5, Indigo Girls, Kansas, Moody Blues, Sheryl Crow, Smashing Pumpkins, Stone Temple Pilots and Sugar Ray.

  •
  Retail stores, such as The Endangered Species Store®, Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

  •
  A 20 screen movie theater which ranks second in Orlando market share.

        There are 29 facilities at CityWalk. We own and operate 13 of these facilities and lease 16 to third parties and affiliated entities. We manage three of the facilities that we lease to third parties pursuant to management agreements. We also have an ownership interest in three of the entities that lease establishments from us.

Recent events

        On December 9, 2004, we refinanced our credit facility with JPMorgan Chase (the 2004 Amendment) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the Term Loan) and $100.0 million revolving credit facility. In addition we may borrow up to $200 .0 million of incremental term loans from time to time. Part of the proceeds were used to refinance our existing term loan of approximately $507.4 million. Our refinanced loan requires annual principal payments of 1.0% with $517.0 million due in 2011. Additionally, certain covenants were modified. The proceeds of the 2004 Amendment combined with available cash allowed us to pay distributions to Holdings of approximately $92.1 million. Total fees and expenses associated with the 2004 Amendment were approximately $11.0 million.

        Concurrent with this transaction, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution restrictions on the payment of Universal's Islands of Adventure special fees were satisfied. In addition, Holdings used $70.0 million of its proceeds to purchase from Vivendi Universal Entertainment the right to receive the most recently accrued $70.0 million of deferred special fees from us relating to Universal's Islands of Adventure. Further, $50.0 million of the next most recently accrued deferred special fees related to Universal's Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone.

        In addition, Blackstone and NBC Universal agreed that subject to the restrictions contained in our senior secured credit agreement, our notes and applicable law, Blackstone and NBC Universal will cause us to make partnership distributions as follows: first, to enable Holdings to pay all accrued and unpaid interest on the $450.0 million principal amount of notes they issued concurrently with the 2004 Amendment as it becomes due; and second, (i) to fund the cash needs of Holdings, (ii) at the option of NBC Universal, to enable Holdings to purchase accrued receivables relating to special fees, (iii) to make distributions to the partners and (iv) for other uses as determined by Holdings; provided, that it is currently anticipated that no such distribution will be made unless, after giving effect thereto we would be permitted to make at least $50.0 million in distributions to Holdings under the terms of the indenture governing our notes. This understanding may be modified at any time at the discretion of Blackstone or NBC Universal.

        The partners of Holdings entered into an amended and restated partners' agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in Holdings, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in Holdings to a third party provided the other party be permitted to require the third party to purchase such other party's interest in Holdings at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in Holdings without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties' interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties' interests that is imputed from the offer made by the first party to the second party (i.e., as long as VUE and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in Holdings is not a "change of control" for the purposes of our notes and our amended and restated credit facilities and the notes of Holdings, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a "change of control".

Intellectual property

        UCDP licenses the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. We have acquired the right to use the majority of this intellectual property pursuant to the terms of UCDP's partnership agreement which has been confirmed by a separate License Agreement (the Universal License Agreement) with Universal Studios, Inc. and Universal City Studios LLLP, an indirect, wholly-owned subsidiary of Vivendi Universal Entertainment, and certain of their affiliates, collectively referred to as the "Universal License Parties." UCDP also licenses various intellectual property rights directly from unaffiliated third parties.

        The Universal License Agreement grants UCDP a non-exclusive right to use the name "Universal" in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by the Universal License Parties, including third party licensed rights. The rights under the Universal License Agreement are granted to UCDP without cost, except for reimbursement of costs paid by the Universal License Parties to unaffiliated third parties to obtain or maintain third-party licenses, and are subject to third party contractual limitations. The Universal License Agreement also provides that UCDP will be informed of the status of negotiations relating to potential acquisitions of proprietary creative elements for possible new attractions at our theme parks.

        Under the Universal License Agreement, UCDP's right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until 30 months after the date that (i) Universal CPM is no longer a wholly owned subsidiary of Universal Studios, Inc., Vivendi Universal Entertainment or any of their respective affiliates or (ii) neither Vivendi Universal Entertainment,

Universal Studios, Inc., nor any wholly-owned subsidiary of Universal Studios, Inc. or Vivendi Universal Entertainment, is a partner in or is a partner in a partnership which is a partner in UCDP, unless otherwise consented to by Vivendi Universal Entertainment or Universal Studios, Inc. The right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to UCDP, subject to third party contractual limitations, until such time as Universal Studios, Inc., Vivendi Universal Entertainment or any of their affiliates ceases to have a partnership interest in Holding II, UCDP's general partner, provided that such license will not expire with respect to any creative and proprietary elements then licensed to UCDP for so long as we continue to operate our theme parks to a standard substantially consistent with the standard they were operated at the time Universal Studios, Inc. or any of their affiliates ceased to have a partnership interest in Holding II.

        Intellectual properties licensed to UCDP under the Universal License Agreement include the following:

  •
  The Amazing Adventures of Spider-Man®; Doctor Doom's Fearfall®; The Incredible Hulk Coaster®; and Storm Force Acceletron® licensed by Marvel Characters, Inc.

  •
  The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ and Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

  •
  Shrek®, as seen in Shrek 4-D™, licensed by DreamWorks Animation, LLC.

  •
  Popeye & Bluto's Bilge-Rat Barges® and Olive Oyl™ licensed by King Features, a division of The Hearst Corporation.

  •
  Dudley Do-Right's Ripsaw Falls® licensed by Jay Ward Productions.

  •
  Various Nickelodeon elements licensed by MTV Networks including certain characters and elements used in the Jimmy Neutron's Nicktoon Blast™ attraction.

        UCDP licensed intellectual property rights vary in term, some lasting for as long as the relevant attraction is operational with others expiring periodically over the next several years. The intellectual property rights granted to UCDP pursuant to the Universal License Agreement and UCDP's other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and to feature as walk-around characters. Most of UCDP's license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of UCDP's intellectual property rights, whether acquired directly or pursuant to the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for UCDP that include the licensed elements and are generally terminable if UCDP breaches by failing to maintain quality standards or use the properties in accordance with the license. While some intellectual properties used at our theme parks and the full scope of our present use of some intellectual properties may not be covered by formal licenses, we believe UCDP's rights to use these intellectual properties are secured on the basis of custom, practice and knowledge of the relevant intellectual property owners. We believe that UCDP's rights to the intellectual properties it uses at our theme parks are sufficient for the current operation of our business.

        The following is a brief description of some of the material license agreements entered into by Universal Studios, Inc. or its affiliates through which UCDP sublicenses the right to use certain of its themed elements:

Dr. Seuss

        Universal Studios, Inc. has a license agreement with Dr. Seuss Enterprises, L.P. pursuant to which we obtain the right to use characters owned by Dr. Seuss Enterprises. Universal Studios, Inc. has world wide theme park exclusivity for use of the Dr. Seuss elements with the proviso that Universal Studios, Inc. will not develop or operate more than three theme parks based on Dr. Seuss elements in the United States, as well as a non-exclusive license to make and sell Dr. Seuss themed merchandise.

Dr. Seuss Enterprises is paid a guaranteed yearly merchandise royalty that varies with the paid attendance at our theme parks for the applicable year. The license will continue for so long as the Dr. Seuss properties are used in our theme parks and is assignable to a successor owner of theme parks containing Dr. Seuss elements.

Dreamworks

        Universal Studios, Inc. has a license agreement with DreamWorks, L.L.C. and DreamWorks Animation, LLC pursuant to which we hold a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, including our attractions, live events, restaurants, costumed characters and promotional activities. We also have the right to manufacture and sell merchandise using DreamWorks elements, subject to pre-existing third-party arrangements with DreamWorks. DreamWorks has reasonable approval rights over creative and design aspects, location, advertising, promotions and merchandising in connection with properties owned or controlled by DreamWorks and used in connection with our theme parks. Under the license agreement, DreamWorks receives an annual exclusivity fee and certain additional fees payable to DreamWorks during the relevant year. Additional fees payable to DreamWorks include: an initial permanent attraction fee; an annual fee per theme park for each permanent DreamWorks attraction after the initial year the attraction is opened (with certain increases depending on how many DreamWorks attractions are at a single theme park); an annual fee per live event based on a DreamWorks property; a one-time fee per theme park for use of certain walk-around characters and for any restaurant opened that is based on a DreamWorks theme; and fees (as negotiated between DreamWorks and us) for other uses. DreamWorks also receives merchandise royalties from DreamWorks merchandise we manufacture for sale at our theme parks. Shrek 4-D™ is currently our only permanent attraction solely dedicated to a DreamWorks property governed by this agreement. The term of the agreement continues through 2010, with varying renewal periods.

King Features

        Universal City Studios LLLP, a subsidiary of Universal Studios. Inc., has a license agreement with King Features, a division of The Hearst Corporation, pursuant to which we obtain the right to use certain characters, such as Popeye®, Bluto™ and Olive Oyl™. We have a license to use the King Features elements for our theme park attractions, advertising, publicity and marketing, subject to reasonable approval rights of King Features, until 2019, with options to renew in ten-year successive increments so long as we continue to operate a Popeye® themed attraction. The license is assignable and Universal City Studios LLLP has theme park exclusivity within the United States and Canada with respect to the use of the characters and a non-exclusive right to manufacture and sell related merchandise. King Features receives an annual fee, of which 66 2/3% is considered an advance guarantee against a merchandise royalty.

Marvel

        Universal Studios, Inc. has a license agreement with Marvel Characters, Inc. pursuant to which we hold a sublicense to use properties and elements owned by Marvel. Marvel receives an annual license fee and a guaranteed annual royalty fee for all merchandise themed with Marvel characters. Pursuant to the license agreement, the Marvel properties are entitled to certain levels of advertising and publicity in connection with the marketing of our theme parks. Our use of the Marvel elements for theming, promotions and other purposes are subject to Marvel's reasonable approval. We have geographical exclusivity east of the Mississippi River with regard to the specific Marvel characters we utilize. The license for the Marvel properties does not prohibit its assignment and is for the duration of our use of attractions themed around Marvel characters.

Guests to our theme parks

        Guests to our theme parks can be divided into three distinct segments: U.S. visitors from outside of Florida, international visitors and Florida residents. Our largest market segment is U.S. visitors from outside of Florida, representing 47% of our admissions in 2004. We have actively pursued this market segment by employing media campaigns (such as our "A Vacation from the Ordinary" television commercials), partnering with travel agencies and enhancing our Internet marketing with the goal of increasing prepaid multi-day pass sales. In 2004, 29% of our admissions were international visitors, approximately 61% of whom came from the United Kingdom. We encourage these international guests to buy prepaid multi-day passes by using a number of incentives, such as extended length of stay tickets and coupons for food and merchandise. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2004, 24% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include "Halloween Horror Nights®", "Grinchmas™", "Mardi Gras" and the "Macy's Holiday Parade". To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market.

Marketing and promotion

        Our sales and marketing strategy targets families with children 10 years of age or older. We also target active, outgoing people of all ages who would be motivated to attend without children. We utilize various sales and marketing channels to increase the number of visitors to our theme parks, including national television advertising, internet sales channels, our subsidiary travel company, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations, sales to timeshare operators and the establishment of national joint marketing partnerships. Our sales and marketing expense for 2004 was $75.2 million. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf.

National television advertising

        We spend approximately $25.0 million annually on national television advertising, with our marketing activities in this area heavily weighted toward the key vacation planning period of February to May. We launched a new national marketing campaign at the beginning of 2002 to advertise Universal Orlando as "A Vacation from the Ordinary." This message continued through 2004 and was aimed at building awareness for the resort as a whole (and not just our theme parks), especially to visitors from outside of Florida. We believe the campaign was successful in driving increases in awareness, which led to attendance growth from many of our targeted markets.

Internet sales

        Approximately 55% of our theme park guests use the Internet to gather information about us and Internet sales account for approximately 27% of our pass revenue. We have made extensive modifications to our website to help ensure strong brand linkage and ease of navigation. Additionally, we are building our customer relationship management capabilities to further enhance our ability to market our message online. Through our affiliate relationship with Vivendi Universal Entertainment and InterActive Corp., we are gaining access to significant Internet resources, which we believe will enhance our ability to deliver our marketing message to qualified households and sell more tickets to our theme parks.

Universal Parks & Resorts Vacations

        Our subsidiary, Universal Parks & Resorts Vacations, serves as our own travel agency and accounted for approximately 8% of our total pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages to consumers. This includes organizing vacation packages, including theme park passes to Universal Studios Florida and Universal's Islands of Adventure, reservations for air travel and hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website, operates guest service desks at more than 40 locations, primarily at key hotels in Orlando, and is expanding its presence on the Internet with more than 15 third party website relationships, such as AAA.com.

Timeshare operators and other distribution channels

        A significant portion of our pass sales is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to renters of their timeshare properties. Pass sales from the timeshare sales channel constitute approximately 13% of our annual paid admissions. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. In addition, we have several other primary distribution channels, including AAA, which has approximately 70 distribution locations across North America and accounts for approximately 5% of annual paid admissions, hotel guest service desks which account for approximately 6% of annual paid admissions and other key domestic and international travel operators.

Corporate sponsorships

        We enter into sponsorship agreements and benefit from sponsorship agreements entered into by Vivendi Universal Entertainment and its affiliates with national and international companies that provide us with significant marketing exposure but do not require significant cash expenditure on our part. The following is a brief summary of some of the major sponsorship agreements that benefit our business.

The Coca-Cola Company

        The Coca-Cola Company has been granted certain designations, such as, the "Official Soft Drink, Fruit Juice and Sports Drinks of Universal Studios Florida, Universal's Islands of Adventure and CityWalk," and has been given exclusive marketing, advertising and associational rights in the soft drink, sports drink and juice categories with respect to Universal Studios Florida, Universal's Islands of Adventure and CityWalk and has exclusive product availability with respect to soft drinks, juices and sports drinks sold at Universal Studios Florida, Universal's Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. In return, Coca-Cola pays annual sponsorship fees and established a marketing fund for joint promotional activities benefiting us as well as certain other affiliates. This sponsorship agreement continues through December 31, 2012.

Kodak

        The Eastman Kodak Company has been granted the right to market itself as the "Official Imaging Products" of our theme parks and CityWalk, designated as a sponsor of Woody Woodpecker's Nuthouse Coaster® at Universal Studios Florida and The Flying Unicorn® at Universal's Islands of Adventure and has been granted exclusive product sales, advertising and promotion rights at Universal Studios Florida, Universal's Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Kodak also has a right of first refusal to provide and operate all "image capturing businesses" at our theme parks at its sole expense plus a concession fee payable to us. In return, Kodak pays annual sponsorship fees, establishes an annual marketing fund benefiting us as well as certain other affiliates of Vivendi Universal Entertainment and has constructed image capture kiosks at our theme parks. This sponsorship agreement continues through December 31, 2005.

MasterCard

        MasterCard has been granted exclusive marketing and advertising rights as the "Official Card" of our theme parks and certain other Universal properties owned by our affiliates. In return, MasterCard pays annual sponsorship fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. This sponsorship agreement continues through December 31, 2007.

JPMorgan Chase Bank

        JPMorgan Chase Bank has been granted the right to market itself as the "Official Bank" or the "Official Bank Sponsor" of, and to install and operate ATM machines at, Universal Studios Florida,

Universal's Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. JPMorgan Chase Bank is also designated as the sponsor of the Twister...Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal's Islands of Adventure and has been given exclusive marketing, advertising and associational rights in the retail banking products and services categories with respect to UCDP's theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, JPMorgan Chase Bank pays annual sponsorship and ATM fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other Universal affiliates. This sponsorship agreement continues through November 27, 2007. In addition to this sponsorship agreement, JPMorgan Chase Bank has entered into a domestic marketing alliance agreement with UCDP and other Universal affiliates to create a co-branded credit card. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This alliance continues through November 27, 2007.

Nestle Waters

        Nestle Waters has been granted the right to market itself as the "Official Bottled Water of Universal Studios Florida, Universal's Islands of Adventure and CityWalk," and has been designated as a sponsor of Shrek 4-D™, and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal's Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. The sponsorship agreement continues through December 31, 2012.

Seasonality

        Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

        We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance by local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 20 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from late February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to stimulate customers who do not live in the Orlando area but are close enough to drive.

        We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 5 p.m. Also, attractions, shows, restaurants and stores are operated at reduced capacity.

        We also carefully tailor our staffing levels. For example, we only hire enough full-time employees to provide a full schedule during our non-peak periods. Increased labor requirements are handled through casual and seasonal employees, overtime and other approaches, such as having our full-time employees who do not normally work in the park, such as our maintenance and support staff, fulfill shifts in the parks during peak times, or hiring employees from retirement communities. We also minimize our labor requirements by categorizing days, for purposes of staffing, based on estimated attendance at our theme parks. For each potential operating hour combination we have low, medium and high attendance levels, and we develop staffing grids to meet the capacity requirements of each particular situation.

Capital improvements

        We regularly make capital investments in new rides and attractions and the enhancement of existing rides and attractions. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. We currently plan to invest approximately between $40.0 million and $50.0 million on an annual basis both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure.

        In order to ensure the creative content of Universal movies is successfully translated into our newly developed rides and attractions, a worldwide creative team from Vivendi Universal Entertainment, Universal Creative, provides design and oversight for all new capital initiatives in our theme parks. For our rides and attractions that are also developed for other Universal theme parks, research and development costs are allocated pro rata among the various Universal theme parks that are building the same ride or attraction.

Maintenance and inspection

        We maintain and develop our rides in accordance with standards developed by ASTM International for the design, manufacture, testing, operation, maintenance and inspection of amusement rides and devices. ASTM International is a not-for-profit organization that provides a global forum for the development and publication of voluntary consensus standards for design, materials, products, systems and services that are widely accepted within our industry. We use a computerized maintenance management system to manage our maintenance program, which includes daily, monthly and yearly inspections and extensive preventative maintenance.

        Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the "FDA." We have a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct up to two consultations per year at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

        Federal legislation has been proposed to grant the federal Consumer Products Safety Commission jurisdiction to regulate fixed amusement park rides and attractions. Such regulation could result in increased costs for compliance and the unavailability of rides in the event of an incident investigation.

Competition

        The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney's Magic Kingdom®, Epcot®, Disney-MGM Studios and Disney's Animal Kingdom®. The Magic Kingdom, Disney's original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney-MGM Studios is a movie-based theme park and Disney's Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. In addition, Anheuser Busch has a Sea World® water park and the Discovery Cove® dolphin swim experience in Orlando. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. In the past three years, however, Disney's market share has started to erode as families with older children seek more relevant theme park alternatives providing action and thrill-oriented rides and attractions.

        The Orlando theme parks compete with other theme parks around the country as well as other forms of entertainment and recreation around the world. These include sports and outdoor activities and other vacation travel (cruises, beaches, etc.). Other principal competitive factors of a theme park include location, price, uniqueness and quality of the rides and attractions, entertainment value, general atmosphere and cleanliness.

Park operations

        Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by UCDP's manager, Vivendi Universal Entertainment, pursuant to the terms of UCDP's partnership agreement.

        Each of our theme parks contains over 20 stores for guests to purchase memorabilia, souvenirs and apparel, many of which are located at the exits for some of our most popular rides and attractions. In addition, carts and vending programs provide us with the ability to increase our merchandise offering to accommodate peak attendance periods. Each of Universal Studios Florida and Universal's Islands of Adventure contains one major store facility near the park exit to accommodate end-of-the-day purchases.

Pass sales

        In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of pass category sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. A one-day pass ($59.75) entitles the guest to visit either Universal Studios Florida or Universal's Islands of Adventure for an entire day. A two-day pass ($104.95) entitles the guest to visit both of our theme parks for two full days with the ability to travel freely between the theme parks, and also includes an optional third day free for guests willing to use all three days within a 7-day period. A three-day pass ($119.95) entitles a guest to visit both of our theme parks freely over three full days at any time. The Orlando FlexTicket ($184.95) entitles a guest to visit both of our theme parks over two weeks. The Orlando FlexTicket can also be used over those same two weeks at Wet n Wild® and Sea World® Orlando. There is also a five-park Orlando FlexTicket ($224.95) which also includes Busch Gardens® Tampa Bay. We also have two annual pass options. The first annual pass option ($179.95) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option ($119.95) is similar, but includes blackout dates and does not include free parking. In 2004, revenue from sales of one-day passes accounted for 51% of our revenue from pass sales, two-day passes accounted for 28% of our revenue from pass sales and three-day passes accounted for 2% of our revenue from pass sales. The Orlando FlexTickets accounted for 8% of our revenue from pass sales and both kinds of annual passes accounted for approximately 7% of our revenue from pass sales. Prices are exclusive of Florida state and local sales tax (currently 6.5%), which is applicable to all ticket sales.

        The table below sets forth certain information relating to our pass sales in 2004:

(Visitors, attendance and revenue in millions)	Total number of unique visitors	Attendance per visitor		Average attendance	Price(1)		Revenue(1)
Type of pass
One-day	4.9	1.00		4.9	$47.32		$232.9
Two-day	1.5	2.36		3.6	83.57		129.0
Three-day	0.1	2.81		0.3	84.78		9.2
Orlando FlexTicket	0.4	2.64		1.2	86.48		37.8
Annual pass	0.3	4.83		1.5	97.12		30.0
Other	0.3	2.78		0.6	87.00		13.2

Total	7.5	1.61	(2)	12.1	$60.73	(2)	$452.1

(1)
Net of discounts and commissions.

(2)
Reflects weighted average.

Employees

        As of December 31, 2004, we had approximately 13,600 employees on our payroll of whom approximately 12,500 were hourly employees and approximately 1,100 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We have in the past loaned certain of our full-time employees to other theme parks affiliated with Vivendi Universal Entertainment theme parks to assist in their grand openings and may continue to do so if any such theme parks open in the future. For a further explanation of some of these arrangements, see "Item 13: Certain relationships and related party transactions." We currently have no employees that are represented by a union. We consider relations with our employees to be good.

Environmental and other regulations

        We are subject to various federal, state and local environmental laws and regulations, including those governing water discharges, air emissions, soil and groundwater contamination, the installation and operation of underground and above ground storage tanks, and the disposal of waste and hazardous materials. In the event of any violations of or liabilities under any of these environmental laws or instances of noncompliance with environmental permits required at our facilities, we could incur substantial costs, including cleanup costs, fines and civil or criminal penalties. Currently, we do not expect the costs of these environmental requirements to have a material impact on our business, results of operations or financial condition.

        In addition, our operations are subject to other federal, state and local governmental regulations including labor, health, safety, zoning and land use and employment regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations and alcoholic beverage service. In particular, our rides and facilities are subject to the Americans with Disabilities Act. On July 23, 2004, the Architectural and Transportation Barriers Compliance Board published new guidelines under the Americans with Disabilities Act to address access for persons with disabilities in recreational facilities, including rides and attractions within amusement park facilities. The guidelines, which are currently under review by the Department of Justice, are not mandatory but may serve as a minimum baseline for enforceable standards maintained by the Department of Justice. Representatives of Universal Orlando participated in an industry committee which participated in developing these guidelines and we are including them in our new construction requirements.

        In November 2002, Florida voters adopted a constitutional amendment prohibiting smoking in an enclosed indoor workplace, other than stand-alone bars. The Florida legislature adopted a law enforcing the amendment on July 1, 2003. The law applies to many of the establishments at CityWalk which operate as restaurants until 11:00 p.m. and then convert to nightclubs until 2:00 a.m., and has an indirect impact on CityWalk's nightclubs.

        As a result of the NBC Universal Transaction, we have additional environmental management personnel, policies and procedures, and related resources to assist us in assessing and monitoring our environmental, health and safety compliance. In the course of conducting our monitoring and due diligence activities, we have identified, and are beginning to address, certain areas of noncompliance with applicable environmental, health and safety requirements. For example, we have recently filed applications for issuance or modification of certain permits based on current or projected facility operations, and are in the process of upgrading certain employee health and safety programs at our facilities. Although no assurances can be given, we do not expect the costs of achieving compliance in these areas to have a material impact on our business, results of operations or financial condition in the near future.

Geographic Financial Summary

        We operate exclusively in the theme park industry. Substantially all revenues were the result of sales directly related to our theme parks, which are located in Orlando, Florida. Accordingly all revenues and long-lived assets were earned and reside in the United States.

Risk Factors

        You should carefully consider the risks described below, together with the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition, operating results and prospects could be materially adversely affected, which in turn could adversely affect our ability to operate. In such case, you may lose all or part of your original investment.

Risks related to our business

Attendance at our theme parks is influenced by general economic and other conditions.

        Attendance at our theme parks is heavily dependent upon consumer spending on travel and other leisure activities. Because consumer spending on travel and other leisure activities is discretionary, this is usually the first type of spending to be curtailed by consumers during economic downturns. As a result, we have historically experienced weaker attendance during economic downturns and during other events affecting travel and leisure activities. Any substantial deterioration in general economic conditions, increases in the cost of travel, outbreaks of war or terrorist or political events that diminish consumer spending and confidence could reduce attendance at our theme parks.

Our business is largely dependent on air travel.

        We estimate that approximately half of the visitors to our theme parks travel to Orlando by air. An increase in the price of jet fuel may serve to increase the price of air travel and reduce demand. In addition, the recent economic difficulties facing the airline industry may result in a reduction in scheduled flights to Orlando and an increase in the price of air travel which in turn may have a negative effect on the number of visitors to Orlando. In addition, another terrorist attack in the United States or the mere threat of a terrorist attack is likely to result in a decline in air travel. A significant decline in visitors traveling to Orlando by air would negatively affect attendance at our theme parks, possibly dramatically.

We are subject to the risks inherent in deriving substantially all of our revenue from one location.

        Substantially all of our revenue is derived from the operation of our two theme parks and CityWalk in Orlando, Florida. This subjects us to a number of risks. Our business is and will continue to be influenced by local economic, financial and other conditions affecting the Orlando area. This may include prolonged or severe inclement weather in the Orlando area, a catastrophic event such as a hurricane or tornado, or the occurrence or threat of a terrorist attack in the Orlando area, any of which could significantly reduce attendance at our theme parks. In addition, the partial or total destruction of our theme parks requiring either of them to be closed for an extended period of time would have a material adverse effect on our attendance.

The United States is currently engaged in military operations in Iraq and elsewhere, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States, each of which would have a negative impact on attendance at our theme parks.

        The United States and certain of its allies are currently engaged in military operations in Iraq. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. A substantial increase in the price of gasoline and jet fuel may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control.

        We license the right to use a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from Universal Studios, Inc. and its affiliates. See "Item 1: Business—Intellectual property." If Blackstone or any other third party unaffiliated with Universal Studios, Inc. were to acquire all of the partnership interests in us, we may not be able to take advantage of this license arrangement in the future to the same degree as we currently do and may lose this license completely if we fail to maintain certain quality standards. Our license to use the "Universal" name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. Universal Studios, Inc. and its affiliates are required to continue to license those intellectual properties currently licensed to us after Universal Studios, Inc. or its affiliates no longer have an ownership interest in us for so long as we operate our theme parks at a substantially similar standard. However, in a situation where Blackstone or a third party unaffiliated with Universal Studios, Inc. acquires all of the partnership interests in us, Universal Studios, Inc. and its affiliates are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Universal Studios, Inc. could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with Universal Studios, Inc. acquired all of the partnership interests in us and revoke the license completely.

If this were to occur, we may be unable to operate our theme parks for an extended period of time and may not be able to continue operating our theme parks at all.

        We also rely on Vivendi Universal Entertainment and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Vivendi Universal Entertainment provides creative services in relation to development of our rides and attractions. Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable policies. We have numerous other arrangements with affiliates of Vivendi Universal Entertainment and, indirectly, NBC Universal and GE, which provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Vivendi Universal Entertainment gains control of us pursuant to the right of first refusal or otherwise. For a better understanding of these arrangements, see "Item 13: Certain relationships and related party transactions." Although Vivendi Universal Entertainment is required by the terms of the partners' agreement to provide us with the same level of services for a transitional twelve-month period if Blackstone were to acquire all of our partnership interests in us pursuant to the right of first refusal, there can be no guarantee that Vivendi Universal Entertainment and Blackstone will reach agreement regarding the provision of such services beyond this twelve-month period or that Blackstone will thereafter find a third party with the experience and expertise to provide comparable services to those provided by Vivendi Universal Entertainment and its affiliates. In addition, the costs of the services currently provided by Vivendi Universal Entertainment may be significantly more expensive if they were purchased from a third party.

Risks related to the right of first refusal agreement between our partners.

        Pursuant to a right of first refusal provision in an amended and restated partners' agreement entered into between Blackstone and Vivendi Universal Entertainment concurrently with the consummation of the offering of the original notes, at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. See "Business—Recent events". The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of us being acquired by Blackstone, which could pose a number of risks to our business. In addition, pursuant to the same agreement, from January 1, 2006 to December 31, 2007, each of Blackstone and Vivendi Universal Entertainment shall be permitted, without the consent of the other party, to sell their ownership interests in Holding I and Holding II to a third party, provided that the other party is permitted to participate in such sale on an equitable basis. Our license to use the "Universal" name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. These same risks would be present if a third party unaffiliated with Vivendi Universal Entertainment were to acquire control of us.

        Our debt agreements contain restrictions that limit our flexibility in operating the business.

        Our senior secured credit agreement and the indenture under which our notes are issued contain a number of significant covenants that, among other things, restrict our ability to:

  •
  incur additional indebtedness;

  •
  create liens on its assets;

  •
  to issue dividends;

  •
  engage in mergers or acquisitions; and

  •
  make investments.

        These restrictive covenants may not allow us the flexibility we need to operate the business in an effective and efficient manner and may prevent us from taking advantage of strategic opportunities that would benefit the business.

        In addition, we are required under our senior secured credit agreement to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit agreement and the lenders could elect to declare all amounts borrowed under our senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit agreement. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness.

Loss of key distribution channels for pass sales may reduce our revenues.

        Approximately 44% of our pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 13% of our total pass sales are derived from time-share operators, which are dominated by a few major operators. Other significant distribution channels include AAA, which has approximately 70 distribution locations across North America, guest service desk locations operated by Universal Parks & Resorts Vacations at more than 40 stand-alone properties throughout Orlando and other key domestic and international travel operators. The loss of any key distribution channel could have a negative effect on our pass sales.

The theme park industry competes with numerous vacation and entertainment alternatives; the Orlando theme park market is extremely competitive.

        Our theme parks compete with other theme, water and amusement parks in Orlando and around the country and with other types of recreational facilities and forms of entertainment, including cruise ships, other vacation travel, major sports attractions and other major entertainment activities. Our business is also subject to factors that affect the recreation, vacation and leisure industries generally, such as general economic conditions, consumer confidence and changes in consumer spending habits.

        The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area including our competitors: Walt Disney World's Magic Kingdom®, Epcot®, Disney-MGM Studios, Disney's Animal Kingdom® and Anheuser Busch's Sea World®. All of these theme parks are located within a 10-mile radius of our theme parks. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. The close proximity to us of so many of our direct competitors has various other adverse consequences on our business. For example, we offer significant commissions to travel agents and wholesalers in order to provide them with an incentive to encourage their customers to purchase passes to our theme parks rather than those of our competitors in the Orlando area. Also, it has the effect of increasing competition for market share among the major competitors.

There is the risk of accidents occurring at theme parks, which may create negative publicity which may reduce attendance.

        Our theme parks feature "thrill rides." There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance.

We may not be able to adequately protect our right to use the intellectual property of the themed elements of our rides, which may require us to re-theme certain rides.

        The use of themed elements in our rides and attractions is dependent upon our obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect our existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditure.

The loss of key personnel could hurt our operations.

        Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. A number of executive officers are employees of, and have employment agreements with, Vivendi Universal Entertainment, including Robert Gault, UCDP's President and Chief Executive Officer, and Thomas Williams, Chairman and Chief Executive Officer of Universal Parks & Resorts. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Vivendi Universal Entertainment were to cease acting as our manager, we could lose the services of those executive officers.

Our business is seasonal and bad weather can adversely impact attendance at our theme parks.

        Our business is seasonal. Attendance at our theme parks follows a seasonal pattern which coincides closely with holiday and school schedules. Because many of the attractions at our theme parks are outdoors, attendance at our theme parks is adversely affected by bad weather. Prolonged bad or mixed weather conditions during our seasonal peak attendance periods may reduce attendance causing a more severe decline in revenues than if those conditions occurred during a low attendance period. In addition, temporary but severe weather conditions, such as a hurricane, can adversely impact attendance at our theme parks.

Potential deadlock between the partners of our general partner could prevent us from executing certain aspects of our business strategy.

        Major decisions by Holding II, our general partner, regarding our business generally require the consent of the representatives of both Blackstone and Vivendi Universal Entertainment who are members of our Park Advisory Board. This creates a potential for deadlocks. Any deadlock could delay us from taking certain actions in the future which would be beneficial to the business and may prevent or delay us from executing certain aspects of its business strategy.

If the equity holders of Holding I and Holding II that are controlled by Blackstone default on certain indebtedness, Blackstone's equity interests in Holding I and Holding II will be subject to foreclosure.

        Concurrently with the consummation of the 2004 Amendment, JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance, the loans, the borrowers' equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of our senior secured credit facility or our notes.

Blackstone and Vivendi Universal Entertainment control us and may have conflicts of interest with us or you in the future.

        Blackstone and Vivendi Universal Entertainment, together, beneficially own 100% of our equity interests. As a result, Blackstone and Vivendi Universal Entertainment have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equity holders regardless of whether or not noteholders believe that any such transactions are in their own best interests. For example, Blackstone and Vivendi Universal Entertainment could cause us to distribute our cash resources to them or make distributions to service the loan to the Blackstone entities guaranteed by NBC Universal rather than invest such resources in our business. In addition, Blackstone and Vivendi Universal Entertainment may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us.

Available Information

        We routinely file reports, as required, with the Securities and Exchange Commission (SEC), including but not limited to Forms 10-Q, Forms 10-K and Forms 8-K (and amendments thereto). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2.    Properties

        Universal Studios Florida, Universal's Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 443 acres which we own in Orlando, Florida. In addition, we own approximately 107 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease.

        We have approximately 140 acres of undeveloped land which has planning approval for two future hotels. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development.

        On May 10, 2004 we sold approximately 16 acres for $3.8 million with a cost basis of $2.5 million resulting in a gain of $1.3 million. The proceeds from the land sale were used to prepay debt.

        We lease four off-site retail stores, two stores at the Orlando Airport and two stores at area outlet malls. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

        We believe that our facilities, whether owned or leased, are well maintained.

Item 3.    Legal Proceedings

        The following is a brief description of various claims, proceedings and lawsuits pending against us.

        In the course of completion of the construction of Universal's Islands of Adventure, CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against us.

        The general contractor of Seuss Landing at Universal's Islands of Adventure (the General Contractor), filed suit in July 2000 alleging breach of contract by us. The suit sought damages in excess of $25.0 million and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20.7 million. We denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties have entered into a Mutual Release and Settlement Agreement effective as of June 11, 2004. We paid $9.6 million pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

        On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively, Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that we failed to include Marvel Elements in at least 20% of our marketing exposure during the third and fourth years subsequent to the opening of Universal's Islands of Adventure (the Marketing Claim). In the second claim, Marvel alleged that we breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the "Compensation Alternative Claim"). Marvel was also seeking discovery of any other financial arrangements with licensors at Universal's Islands of Adventure that might be relevant to the Compensation Alternative Claim. We denied all of the material allegations by Marvel and asserted numerous affirmative defenses. After selection of the arbitration panel, Marvel voluntarily withdrew the Marketing Claim, without prejudice. On October 29, 2004, Marvel sent a letter to the arbitration panel withdrawing the Compensation Alternative Claim and confirming the termination of the proceeding.

        On November 13, 2003, Ride & Show Engineering, Inc. (Ride & Show) filed a complaint for patent infringement, injunctive relief and damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of ours, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as us and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised us that the allegations of the Amended Complaint relate to rides located at our theme parks. We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted our motion and dismissed, without prejudice, the case against us for improper venue. As a result, we are no longer a party to this action. On May 21, 2004, we filed a complaint against Ride & Show in the U.S. District Court for the Middle District of Florida. Our complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, our complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, we seek a declaration by the Court that we have not infringed the Patent. We also seek damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss our complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004 Ride & Show's motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for patent infringement and breach of contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

        We are threatened with or involved in various other legal actions and claims incidental to the conduct of our business, none of which we believe would have a material impact on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Not applicable.

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial data. The selected financial data as of and for the years ended December 31, 2004 and December 27, 2003, have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The selected financial data as of December 28, 2002 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The selected financial data for the year ended December 28, 2002 have been derived from our audited consolidated financial statements and the related notes which are not included in this report. The selected financial data as of and for the years ended December 29, 2001 and December 30, 2000 have been derived from our audited consolidated financial statements and related notes thereto which are not included in this report. All periods presented have been audited. The information set forth below should be read in conjunction with "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal year ended
	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Dec. 27, 2003(1)	Dec. 31, 2004(1)
	(Dollars in thousands)
Statement of operations data:
Operating revenues:
Theme park passes	$410,361	$377,292	$366,076	$378,351	$452,113
Theme park food and beverage	104,167	93,106	94,871	96,382	112,520
Theme park merchandise	82,282	78,052	82,910	81,553	97,173
Other (2)	132,466	126,818	133,762	173,022	203,702

Total operating revenues	729,276	675,268	677,619	729,308	865,508
Costs and operating expenses:
Theme park operations	149,000	145,411	152,002	152,185	162,179
Theme park selling, general and administrative	152,738	136,316	132,655	127,025	156,980
Theme park cost of products sold	100,589	90,795	94,375	93,001	108,410
Special fee payable to an affiliate of Vivendi Universal Entertainment and consultant fee	49,329	43,977	44,075	46,159	55,179
Depreciation and amortization	156,764	146,588	136,631	131,826	120,235
Other	76,956	84,701	76,973	108,191	125,074

Total costs and operating expenses	685,376	647,788	636,711	658,387	728,057

Operating income	43,900	27,480	40,908	70,921	137,451

Other (expense) income:
Interest expense	(136,305)	(116,628)	(93,596)	(119,027)	(116,546)
Interest income	1,220	1,079	1,446	831	1,069
Change in fair value of interest-rate swaps	—	—	(2,075)	(1,235)	3,201
Other	(118)	—	—	(1,285)	1,007
Minority interest in net earnings of UCRP	—	—	—	(2,008)	(2,537)
Income (loss) from joint ventures	817	767	1,565	(481)	(1,161)

Total other expense	(134,386)	(114,782)	(92,660)	(123,205)	(114,967)

Net (loss) income	$(90,486)	$(87,302)	$(51,752)	$(52,284)	$22,484

	Fiscal year ended
	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Dec. 27, 2003(1)	Dec. 31, 2004(1)
	(Dollars in thousands, except Other operational data)
Other data:
EBITDA(3)	$201,363	$174,835	$179,104	$198,973	$254,995
Net cash provided by operating activities	68,910	95,293	93,972	142,748	184,580
Net cash used in investing activities	69,766	37,272	22,472	12,976	35,494
Net cash provided by (used in) financing activities	19,086	(5,152)	(130,427)	(29,200)	(239,185)
Capital expenditures	75,639	39,542	26,124	53,471	40,195
Other operational data:
Turnstile admissions in thousands(4)	12,368	11,183	11,323	11,502	12,881
Paid admissions in thousands(5)	11,538	10,299	10,367	10,598	12,110
Number of days attendance per visitor	1.35	1.40	1.45	1.59	1.61
Visitors in thousands(6)	8,543	7,356	7,138	6,684	7,534
Theme park revenue per visitor	$69.86	$74.56	$76.19	$83.23	$87.84
Theme park pass revenue per paid admission	35.57	36.63	35.31	35.70	37.33
Theme park food, beverage and merchandise revenue per turnstile admission	15.08	15.31	15.70	15.47	16.28
Theme park revenue per admission(7)	50.65	51.94	51.01	51.17	53.61
	As of
	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Dec. 27, 2003(1)	Dec. 31, 2004 (1)
	(Dollars in thousands)
Balance sheet data (at period end):
Total cash and equivalents	$18,323	$71,192	$12,265	$113,978	$23,879

Total assets	2,439,899	2,367,957	2,198,457	2,207,484	2,034,616

Total long term obligations(8)	1,347,014	1,263,699	1,064,395	1,276,152	1,137,934

Total equity	868,426	758,705	759,294	719,843	706,088

(1)
In January 2003, the Financial Accounting Standards Board issued Interpretation, "Consolidation of Variable Interest Entities" (FIN 46). We own a 50% interest in Universal City Restaurant Partners, Ltd. (UCRP). Based on FIN 46, we determined that UCRP is a variable interest entity. Accordingly, our consolidated financial statements for 2003 and all subsequent periods include the results of UCRP.

(2)
Consists primarily of CityWalk, Universal Parks & Resorts Vacations and parking.

(3)
We have included EBITDA because it is used by some investors as a measure of our ability to service debt. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with accounting principles generally accepted in the United States and should not be considered an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Fiscal year ended
	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Dec. 27, 2003(1)	Dec. 31, 2004(1)
	(Dollars in thousands)
Net cash provided by operating activities	$68,910	$95,293	$93,972	$142,748	$184,580
Adjustments:
Interest expense	136,305	116,628	93,596	119,027	116,546
Interest income	(1,220)	(1,079)	(1,446)	(831)	(1,069)
Amortization of deferred finance costs	(3,330)	(4,031)	(4,645)	(6,840)	(6,898)
Deferred special fee payable to an affiliate of Vivendi Universal Entertainment	(22,221)	(29,173)	(29,361)	(30,620)	(3,098)
Interest payable on deferred special fee payable to an affiliate of Vivendi Universal Entertainment	(1,874)	(3,474)	(3,989)	(4,914)	(6,338)
Gain on non-monetary asset acquisition	—	—	3,915	—	812
Gain related to settlement of capital claim	—	—	1,085	—	—
(Loss) gain on sale of property and equipment	—	—	—	(1,285)	1,007
Income (loss) from joint ventures	817	767	1,565	(481)	(1,161)
Accretion of discount on original notes	—	—	—	(625)	(832)
Minority interest in net earnings of UCRP	—	—	—	(2,008)	(2,537)
Change in working capital accounts	23,976	(96)	24,412	(15,198)	(26,017)

EBITDA	$201,363	$174,835	$179,104	$198,973	$254,995

(4)
Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.

(5)
Paid admissions represent the total paid admissions to our theme parks.

(6)
Visitors represent unique individual paid guests at our theme parks.

(7)
Theme park revenue per admission is a metric management monitors to help track financial performance. It represents the sum of the theme park revenue per paid admission plus theme park food and beverage and merchandise revenue per turnstile admission.

(8)
Long-term obligations include long-term borrowings, long-term capital lease obligations and long-term deferred special fees.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains "forward looking statements." Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings "Summary," "Management's discussion and analysis of financial condition and results of operations," "Industry overview" and "Business." When used in this report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may" and variations of such words or similar expressions are intended to identify forward looking statements. All forward looking statements, including, without limitation, management's examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward looking statements we make in this report including:

  •
  the risks and uncertainties relating to a general economic downturn;

  •
  the dependence of our business on air travel;

  •
  the risks inherent in deriving substantially all of our revenues from one location;

  •
  our dependence on Universal Studios, Inc. and its affiliates;

  •
  the loss of key distribution channels for pass sales;

  •
  competition within the Orlando theme park market;

  •
  publicity associated with accidents occurring at theme parks;

  •
  the loss of material intellectual property rights used in our business;

  •
  the seasonality of our business; and

  •
  the additional risks set forth in this report, including under the heading "Item 1.-Business-Risk Factors."

        There may be other factors that may cause our actual results to differ materially from the forward looking statements.

        All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Overview related to recent results of operations

        Overall, our 2004 performance has benefited from several factors, including a steady improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the MummySM, which opened in May 2004, and Jimmy Neutron's Nicktoon Blast™ and Shrek 4-D™, which both opened during the first half of 2003.

        Our paid admissions for 2004 increased by approximately 14% from 2003. This led to $136.2 million in additional revenue and a $74.8 million increase in our net income during 2004. This year marks the first time we have generated net income on an annual basis since Universal's Islands of Adventure opened in 1999. These strong results provided us with the ability to amend our senior secured credit agreement in December 2004 consisting of a $550.0 million loan, a $100.0 million revolving credit facility, modification of certain covenants, and annual amortization requirements of 1.0%. A portion of these proceeds were used to refinance our existing senior secured credit agreement of $507.4 million and pay distributions to our partners of $92.1 million. At December 31, 2004, we had $123.9 million in cash and unused revolving credit, consisting of $23.9 million in cash and $100.0 million available under our revolving credit facility. At December 31, 2004, we also had outstanding long-term borrowings of approximately $1,045.6 million.

Ownership and basis of presentation

        Our ultimate owners, each having a 50% interest in us, are Universal CPM and Blackstone. Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment, an affiliate of Universal Studios, Inc., which in turn was, prior to the NBC Universal Transaction, an indirect subsidiary of Vivendi Universal, S.A.

        On May 11, 2004, General Electric Company (GE), National Broadcasting Company Holding, Inc. (NBC Holding), National Broadcasting Company, Inc. (NBC), Vivendi Universal, S.A. (Vivendi), and Universal Studios Holding III Corp. (USH3), concluded the NBC Universal Transaction. In connection with the NBC Universal Transaction, NBC changed its corporate name to NBC Universal. GE owns 80% of NBC Universal and Vivendi controls the remaining 20%. NBC Universal indirectly now owns approximately 94.5% of Vivendi Universal Entertainment. Vivendi Universal Entertainment indirectly owns a 50% interest in UCDP, Holdings, UCFH I Finance and UCFH II Finance. Vivendi Universal Entertainment is a non-wholly owned subsidiary of Universal Studios, Inc. and certain of its affiliates, which are in turn indirect wholly owned subsidiaries of NBC Universal. Vivendi Universal Entertainment's 50% ownership interest in us was not affected by the NBC Universal Transaction. The 50% ownership interest in us held by Blackstone also was not affected by the NBC Universal Transaction.

        Our consolidated financial statements include the amounts of UCDP, Universal Parks & Resorts Vacations, Universal City Restaurant Partners, Ltd. (UCRP), and UCDP Finance. All significant intercompany balances and transactions have been eliminated upon combination.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides a new consolidation model, which determines control and consolidation of entities based on potential variability in gains and losses of the entities being evaluated for consolidation. We own a 50% interest in UCRP, which prior to 2003 was accounted for under the equity method. Based on FIN 46, we determined that UCRP is a variable interest entity. Accordingly, our consolidated financial statements for 2003 and all subsequent periods include the results of UCRP. Our consolidated financial statements as of and for the year ended December 28, 2002 do not include the results of UCRP. UCRP operates a restaurant in CityWalk. Total assets of UCRP at December 31, 2004 were $21.6 million, while total revenues during 2004 were $27.4 million.

        In prior periods, our fiscal quarter and year-end was the last Saturday of each period. In connection with the NBC Universal Transaction, we changed the date of our fiscal quarter and year-end. Starting in the third quarter of 2004, our fiscal quarter-end is the last Sunday of the quarter, and our fiscal year-end is December 31.

Critical accounting policies and estimates

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 2 in our consolidated financial statements. These accounting policies have been discussed and reviewed with our Park Advisory Board, which consists of representatives from both Vivendi Universal Entertainment and Blackstone.

Revenue recognition

        Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded based on our historical redemption patterns. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale.

Property and equipment

        Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our consolidated financial statements do not include any such significant adjustments related to impairment. However, 2003 includes $2.8 million in additional depreciation related to shortening the useful life of specific property that will no longer be in use. In addition, 2002 includes $1.3 million in additional depreciation expense related to rides closed in late 2002 so that we could develop and open new rides in 2003 and 2004. These new rides include Jimmy Neutron's Nicktoon Blast™ and Shrek 4-D™, which both opened in 2003, and Revenge of the Mummysm, which opened in 2004.

Allowance for doubtful accounts

        We perform ongoing credit evaluations of our customers and adjust credit limits based on customer payment history and current credit worthiness. In addition, we continuously monitor collections and payments from our customers. Using some of this information, we periodically make judgments regarding the collectability of outstanding receivables and provide appropriate allowances when collectability is in doubt. In addition, we provide a general allowance for outstanding receivables in good standing based on our historical bad debt experience.

        At December 31, 2004, our allowance for doubtful accounts was $1.3 million, which was $0.4 million higher than our allowance of $0.9 million at December 27, 2003. The primary reason for the increase in the balance relates to an additional allowance recorded for our new annual pass program, which allows customers the option to pay in installments over time. Our allowance at December 27, 2003, was $1.8 million lower than the allowance of $2.7 million at December 28, 2002. This decrease was primarily due to settling specific receivables that were outstanding and included in the allowance at December 28, 2002.

Provision for inventory

        Inventory, which primarily includes spare parts for the theme park rides, food and beverage and merchandise, is recorded at the lower of cost or market. Cost is determined using the average cost method. We periodically make judgments regarding the realizable value of certain slow-moving and obsolete inventory. For spare parts, these judgments are based on the usage of the parts on specific rides. If we decide to close down a ride as part of developing a new ride, we specifically review spare parts related to the ride being closed for impairment. For merchandise, these judgments are based on the demand of our customers. When the realizable value is less than the average cost, we record an inventory provision.

        At December 31, 2004, we had a $1.8 million inventory provision. This included $1.7 million for slow-moving merchandise and $0.1 million for obsolete spare parts. In connection with the opening of Universal's Islands of Adventure, we purchased large quantities of merchandise. Since 1999, we have been working through a significant portion of this volume. Subsequent to our 2004 peak season, we reanalyzed our strategy related to merchandise. Although we believe we can sell a majority of this merchandise, more profitable merchandise could be utilizing its shelf space. Accordingly, we have changed our strategy, which included recording an additional provision for slow moving merchandise of $2.0 million during 2004.

        At December 27, 2003, our inventory provision was $2.5 million, which included $1.1 million for slow-moving merchandise and $1.4 million for obsolete spare parts. This provision for slow-moving merchandise at December 27, 2003 is comparable to the $1.7 million provision at December 28, 2002. The provision for obsolete spare parts at December 27, 2003 and December 28, 2002 was primarily recorded in 2001 and relates to rides at Universal Studios Florida that were closed so that we could develop and install new rides. During 2004, the spare parts related to these closed rides were disposed of, which reduced our obsolete spare parts provision by $1.3 million.

Litigation

        We are currently involved in certain legal proceedings and have accrued our estimate of the probable legal and settlement costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 13 and Note 15 to our consolidated financial statements for more detailed information on litigation related exposure.

Results of operations

        The following tables summarize and compare our results for the past three fiscal years:

	Year Ended
	December 2004	December 2003	% Change Favorable/ (Unfavorable)
	(In thousands)
Paid theme park admissions	12,110	10,598	14.3%
Operating revenues:
Theme park pass revenue	$452,113	$378,351	19.5%
Theme park food and beverage, theme park merchandise and other revenue	413,395	350,957	17.8%

Total operating revenues	865,508	729,308	18.7%
Costs and operating expenses:
Theme park operations	162,179	152,185	(6.6)%
Theme park selling, general and administrative	156,980	127,025	(23.6)%
Theme park cost of products sold	108,410	93,001	(16.6)%
Special fee payable to an affiliate of Vivendi Universal Entertainment and consultant fee	55,179	46,159	(19.5)%
Depreciation and amortization	120,235	131,826	8.8%
Other	125,074	108,191	(15.6)%

Total costs and operating expenses	728,057	658,387	(10.6)%

Operating income	137,451	70,921	93.8%
Other expenses	114,967	123,205	6.7%

Net income (loss)	$22,484	$(52,284)	143.0%

	Year Ended
	December 2003	December 2002	% Change Favorable/ (Unfavorable)
	(In thousands)
Paid theme park admissions	10,598	10,367	2.2%
Operating revenues:
Theme park pass revenue	$378,351	$366,076	3.4%
Theme park food and beverage, theme park merchandise and other revenue	350,957	311,543	12.7%

Total operating revenues	729,308	677,619	7.6%
Costs and operating expenses:
Theme park operations	152,185	152,002	(0.1)%
Theme park selling, general and administrative	127,025	132,655	4.2%
Theme park cost of products sold	93,001	94,375	1.5%
Special fee payable to an affiliate of Vivendi Universal Entertainment and consultant fee	46,159	44,075	(4.7)%
Depreciation and amortization	131,826	136,631	3.5%
Other	108,191	76,973	(40.6)%

Total costs and operating expenses	658,387	636,711	(3.4)%

Operating income	70,921	40,908	73.4%
Other expenses	123,205	92,660	(33.0)%

Net loss	$(52,284)	$(51,752)	(1.0)%

General

        Our revenue is derived primarily from theme park passes (approximately 52.2%, 51.9%, and 54.0% of total revenues in 2004, 2003 and 2002, respectively), theme park food and beverage (approximately 13.0%, 13.2%, and 14.0% of total revenues in 2004, 2003 and 2002, respectively), theme park merchandise (approximately 11.2%, 11.2% and 12.2% of total revenues in 2004, 2003 and 2002, respectively), CityWalk (approximately 6.7%, 6.9%, and 6.2% of total revenues in 2004, 2003 and 2002, respectively), and Universal Parks & Resorts Vacations (approximately 5.0%, 4.9%, and 5.5% of total revenues in 2004, 2003 and 2002, respectively). Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to an affiliate of Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest.

Seasonality

        Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year's holiday period. When children return to school, attendance levels subside. Minor attendance increases occur during the Martin Luther King, Jr. holiday in January and the Presidents' Day holiday in February. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August. Local schools begin as early as the first week of August. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as "Rock the Universe" in September and

"Halloween Horror Nights" in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year's holiday period begins.

2004 compared to 2003

        Paid Theme Park Admissions increased 14% in 2004 compared to 2003. This increase reflects an overall improvement in the tourism industry, as well as the impact of our marketing programs and the success of our new rides at Universal Studios Florida, including Revenge of the MummySM, which opened in 2004, and Jimmy Neutron's Nicktoon Blast™ and Shrek 4-D™, which both opened during the first half of 2003. This growth includes five extra days due to the modification of our year end. However, our admissions growth was achieved in spite of several hurricanes hitting Central Florida during August and September of 2004, which required us to close our parks for three days. All our point of origin markets continue to show improvement versus 2003, including growth of 26%, 11%, and 9%, respectively, in our international, outer United States, and Florida markets.

        Theme Park Pass Revenue was favorable by $73.8 million due to higher theme park paid admissions and selective increases in theme park pass prices. Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue were also favorable. Theme Park Food and Beverage and Theme Park Merchandise increased by $16.1 million and $15.6 million, respectively, due to higher theme park admissions and guest per capita spending. In addition, Other Revenue contained $10.5 million in additional revenue from our CityWalk venues (including UCRP); $6.8 million in additional revenue related to passes that allow guests value-added access to our rides; $7.3 million in additional revenue from Universal Parks & Resorts Vacations; $4.6 million in incremental special event business; $2.5 million in additional revenue related to the timing of pass holder redemptions; and $1.8 million from additional parking revenue, which all more than offset $2.8 million in lower revenues from our corporate sponsorships. We estimate that the five additional days in 2004 provided us with approximately $20.0 million in additional revenue, while the hurricanes resulted in approximately $20.0 million in estimated lost revenues.

        Our favorable results from paid admissions also directly impacted some of our expenses. Theme Park Operations increased, which was largely due to $4.6 million related to both an increase in admissions and training our personnel and operating our new rides. The increase in Theme Park Selling, General and Administrative was primarily due to $14.7 million in additional accruals related to our long-term incentive and bonus plans; $9.8 million related to additional marketing; and $3.5 million in direct costs related to the hurricanes. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold decreased slightly from 52.3% during 2003 to 51.7% during 2004, in spite of recording an additional provision for merchandise inventory of $2.0 million. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2004. Other Costs and Operating Expenses increased, which was principally due to $6.3 million related to revenue growth at our CityWalk venues (including UCRP); $5.7 million related to revenue growth from Universal Parks & Resorts Vacations; and $1.8 million related to increased revenue from special events. Other Expenses were favorable primarily due to changes in the fair market value of our interest rate swaps, reductions in our interest expense due to prepayments on our long term debt and gains from the sale of undeveloped land.

2003 compared to 2002

        Paid Theme Park Admissions increased slightly in 2003 from 2002. This was driven by a 7% increase in paid admissions generated by the domestic market, partially offset by a 5% decrease in paid admissions from the international market. Paid admissions grew 19% in January 2003 as compared to 2002 due to a strong holiday period. From February 2003 until May 2003, paid admissions were down

5% as compared to 2002 largely due to terrorism alerts and the war in Iraq. Paid admissions stabilized in June 2003. In July and August, we had record months, up 6% compared to 2002. From September to December 2003 paid admissions continued to show growth of 4% compared to 2002. We believe these attendance trends, especially the effects of the events of September 11, 2001 and the war in Iraq, were consistent throughout the Orlando market.

        The favorable results from Theme Park Pass Revenue were driven by higher theme park admissions, generated partially by admission records in July and August, and selective increases in theme park pass prices, partially offset by an increased usage of multi-day tickets. Based on our adoption of FIN 46, Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue in 2003 increased by $20.9 million. Excluding the affects of FIN 46, Theme Park Food and Beverage, Theme Park Merchandise and Other Revenue increased $18.6 million in 2003, or 6.0%. This increase was primarily due to $9.1 million in additional revenue related to passes that allow guests value-add ride access and $8.4 million in additional revenue from CityWalk.

        Based on our adoption of FIN 46, Total Costs and Operating Expenses in 2003 increased by $15.4 million. Excluding the affects of FIN 46, Total Costs and Operating Expenses increased $15.8 million in 2003, or 21%. Although attendance increased slightly, Theme Park Operations remained relatively flat. The decrease in Theme Park Selling, General and Administrative was largely due to $2.4 million related to consolidating certain sales and marketing functions and a $1.8 million reduction in our 2003 non-media expenditures. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold decreased to 52.3% from 53.1%, which was primarily due to improving profit margins on merchandise. Depreciation and Amortization also decreased, which was primarily due to a reduction of depreciation of $9.7 million related to certain assets with lives of 3 years becoming fully depreciated at the end of 2002 and during 2003, partially offset by $2.7 million in additional depreciation related to shortening the useful life of specific property that will no longer be in use, and $1.5 million in depreciation on the new rides that opened during the second quarter of 2003, including Jimmy Neutron's Nicktoon Blast™ and Shrek 4-D™. Besides the impact of adopting FIN 46, the increase in Other Costs and Operating Expenses was principally due to expensing $0.9 million in costs incurred to issue $500.0 million in notes, $2.5 million in additional reserves recorded for legal claims, and $5.2 million related to revenue growth at CityWalk. Additionally, the comparison to 2002 was adversely affected by $3.7 million related to the reduction of our compensated absences accrual and the acquisition of $3.9 million in property and equipment located in a restaurant in CityWalk in 2002, which was recorded as an offset to other costs and operating expenses in 2002. Other Expenses increased largely due to a higher interest rate related to the notes we sold on March 28, 2003.

Liquidity and capital resources

        Historically, our principal source of liquidity has been cash flow generated from operations, and our principal liquidity requirements have been for capital expenditures, debt payments, and working capital.

        During 2004, 2003, and 2002, net cash provided by operating activities was $184.6 million, $142.7 million, and $94.0 million, respectively. The increase from 2003 to 2004, which totaled $41.9 million, was primarily driven by increasing our net income by $74.8 million; partially offset by $15.7 million in payments of special fees to an affiliate of Vivendi Universal Entertainment; a $9.6 million legal settlement payment; increases in our working capital; and lower non-cash adjustments to income. The increase from 2002 to 2003 of $48.7 million was primarily driven by decreases in our working capital.

        Net cash used for investing activities in 2004, 2003, and 2002, totaled, $35.5 million, $13.0 million, and $22.5 million, respectively. The total for 2004 consisted primarily of $40.2 million in capital expenditures, partially offset by $4.1 million in cash received from land sales. During 2003, the total consisted of $39.3 million of inflows from the settlement of capital claims and proceeds related to capital reimbursement and the sale of property and equipment, offset by $53.5 million in capital expenditures. The cash inflows for 2003 primarily included $10.9 million in cost-sharing reimbursement proceeds, which was recorded as a reduction to our property and equipment, from Universal Studios Japan related to the design and technology of The Amazing Adventures of Spider-Man® ride; $12.5 million in proceeds related to selling 81 acres of undeveloped land; and $14.5 million in proceeds related to a 2002 capital claims settlement. During 2002, the total consisted primarily of $26.1 million in capital expenditures. In 2004, 2003, and 2002, capital expenditures included $6.8 million, $37.7 million and $16.7 million, respectively, for the development of three new rides at Universal Studios Florida. Two of the rides, Jimmy Neutron's Nicktoon Blast™ and Shrek 4-D™, were completed and opened in 2003. The other ride, Revenge of the MummySM, opened in 2004. The 2004 capital expenditure total also included approximately $5.8 million for expenditures made relating to rides that will open in 2005 and 2006. We estimate our 2005 capital expenditures will be approximately $50.0 million.

        On December 9, 2004, we refinanced our credit facility with JPMorgan Chase (the 2004 Amendment) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the Term Loan) and a $100.0 million revolving credit facility. In addition we may borrow up to $200.0 million of incremental term loans from time to time. Part of the proceeds were used to refinance our existing term loan of approximately $507.4 million. Our refinanced loan now requires annual principal payments of 1.0% with $517.0 million due in 2011. Additionally, certain covenants were modified. The proceeds of the 2004 Amendment combined with available cash allowed us to pay distributions to Holdings of approximately $92.1 million. Total fees and expenses associated with the 2004 Amendment were approximately $11.0 million.

        On March 28, 2003, we issued $500.0 million in bonds (which were issued at a discount of $5.8 million) and amended our senior secured credit agreement with JP Morgan Chase Bank and the other banks party thereto. The amendment to our senior secured credit agreement required that a portion of the proceeds from the offering of bonds be used to prepay $372.8 million of outstanding indebtedness under our senior secured credit agreement. In connection with the amendment, the debt amortization schedule until December 31, 2004 was eliminated, certain covenants were modified, and an additional $50.0 million revolving credit facility was made available by several of the banks that are parties to our senior secured credit agreement. Further, a portion of the proceeds from the offering of bonds was used to repay and cancel our $50.0 million revolving credit facilities with Wachovia Bank and Fleet National Bank and to increase our cash by $50.0 million.

        During 2004, 2003 and 2002, net cash used for financing activities was $239.2 million, $29.2 million and $130.4 million. During 2004 the primary components of the financing outflow were prepayments of $173.2 million on our senior secured credit agreement, partner distributions of $97.1 million, and capitalized debt financing costs of $9.8 million partially offset by $42.6 million in net proceeds from our senior secured credit agreement amendment. During 2003, net cash used in financing activities principally related to the offering of our notes; payments on our senior secured credit agreement; and payments of an aggregate of $10.0 million in partner distributions. Net cash used for financing activities during 2002 primarily represented net payments on our long-term borrowings, partially offset by partner contributions of $50.0 million.

        At December 31, 2004, our total debt was $1,045.6 million, which included $495.6 million outstanding under our senior unsecured notes ($500.0 million, net of a remaining discount of $4.4 million) and $550.0 million outstanding under our senior secured credit agreement. At December 31, 2004, we also had $123.9 million in cash and unused revolving credit, consisting of $23.9 million in cash and $100.0 million available under our revolving credit facility. At December 27, 2003, our total debt was $1,175.4 million, which included $494.8 million outstanding under our senior unsecured notes ($500.0 million, net of a remaining discount of $5.2 million) and $680.6 million outstanding under our senior secured credit agreement. At December 27, 2003, we had $214.6 million of cash and unused revolving credit, consisting of $114.0 million in cash and $100.6 million available under our revolving credit facilities.

        Under our partnership agreement, a "special fee" is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal's Islands of Adventure. For 2004, 2003 and 2002, the special fee payable was $36.6 million, $30.6 million, and $29.4 million, respectively. For 2004, 2003 and 2002, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $6.3 million, $4.9 million, and $4.0 million, respectively.

        Historically under the terms of our senior secured credit facility and senior unsecured notes, the special fee related to both Universal Studios Florida and Universal's Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met during 2004. Under the terms of our partnership agreement, fees related to revenue derived from operations of Universal's Islands of Adventure were deferred since its opening in 1999 until equity distributions to Blackstone, from operating profits generated from Universal's Islands of Adventure, total an amount equal to $234.7 million. As a result of distributions made in December 2004 to Blackstone by Holdings, Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal's Islands of Adventure special fees has been satisfied. Accordingly, going forward, the special fee payable related to Universal's Islands of Adventure can be paid if leverage ratios are met. Subsequent to the 2004 Amendment, the most restrictive covenant for payment of the special fee is a debt to EBITDA ratio of 5.0 to 1.0 or less related to the current special fee and 4.0 to 1.0 or less related to the deferred special fees. Holdings used $70.0 million of its proceeds to purchase from Vivendi Universal Entertainment its right to receive the most recently accrued $70.0 million of deferred special fees relating to Universal's Islands of Adventure. In addition, $50.0 million of the next most recently accrued deferred special fees relating to Universal's Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our credit agreements or our notes.

        During 2004, we paid total fees of $15.7 million to Vivendi Universal Entertainment. At December 31, 2004, the current portion of our consolidated balance sheet included $10.1 million and $7.8 million, respectively, related to the current and deferred portion of fees payable to Vivendi Universal Entertainment. At December 31, 2004, we had long-term deferred special fees payable to Vivendi Universal Entertainment and Holdings of $26.6 million and $70.2 million, respectively.

        Our primary source of liquidity has been and will continue to be cash flow generated from operations, available cash and unused revolving credit facilities. The borrowings under our senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank's prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR. The initial applicable margin for borrowings at December 27, 2003 under the pre-existing revolving credit facilities and the pre-existing term loan facility was 3.0% with respect to base rate borrowings and 4.0% with respect to LIBOR borrowings. As a result of the 2004 Amendment, the margin was adjusted from approximately 4.0% to 2.0% with respect to the LIBOR borrowings. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under our revolving credit facility. Under our pre-existing revolving credit facilities the commitment fee ranged from 0.5% to 1.0%.

        Our amended and restated senior secured credit agreement and our senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We were in compliance with all financial covenants as of December 31, 2004 and December 27, 2003.

        We believe that funds generated from operations and available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements for the near future. We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

        The following table reflects our estimated contractual obligations as of December 31, 2004:

		Payments due by fiscal period
	Total	2005	2006 to 2007	2008 to 2009	2010 and Beyond
	(Dollars in millions)
Contractual obligations:
Long-term borrowings	$1,050.0	$5.5	$11.0	$11.0	$1,022.5
Capital lease obligations	2.0	0.9	1.1	—	—
Operating lease obligations	15.3	3.5	4.8	3.0	4.0
Purchase obligations	38.8	23.4	8.4	7.0	—
Deferred special fee payable to Holdings	70.2	—	—	—	70.2
Deferred special fee payable to Vivendi Universal Entertainment	44.5	17.9	—	—	26.6
Other long-term liabilities	6.8	—	—	—	6.8

Total contractual obligations	$1,227.6	$51.2	$25.3	$21.0	$1,130.1

Recent accounting pronouncements

        In December 2004, the FASB issued Statements of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." This Statement amends the guidance in APB Opinion No. 29 (APB 29), "Accounting for Nonmonetary Transactions." APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, we believe that SFAS 153 will have no material impact on our financial position or results of operations.

Compensation

        Vivendi has granted stock options to certain of our key employees. These stock options give our employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their vested stock options. Following the closing of the NBC Universal Transaction, Vivendi is no longer providing new stock options to our employees. Historically, we have been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Universal Transaction. Accordingly, if one of our employees were to exchange their options for the cash difference between the grant price and market price, we would have paid this difference directly to the employee. However, as part of the NBC Universal Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Universal Transaction and exercised after the close of the NBC Universal Transaction will have no future impact on our consolidated financial statements.

        We had a Long-Term Incentive Plan to provide certain of its senior officers the opportunity to benefit from our growth in value and to provide incentives to those employees to contribute to the success of our business. Under the plan, these employees were granted Value Appreciation Rights ("VARs"), the value of which was generally based upon the growth in market value of the equity ownership interests of our general and limited partners. These VARs became automatically exercisable in exchange for cash on January 1, 2005. The payout value was updated quarterly based upon an earnings multiple from the financial results generated during 2004. We accrued the estimated payout value using the straight-line method over the term of the Long-Term Incentive Plan. Due to our favorable results, during 2004, we increased our accrual related to the value of the outstanding VARs by $11.4 million, which gave us an ending accrual balance of $13.6 million at December 31, 2004 compared to $2.2 million at December 27, 2003. The payment of the amount accrued at December 31, 2004 occurred in February 2005.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks relating to fluctuations in interest rates. Our practice is to utilize derivative financial instruments to manage a portion of these interest rate risks. As a result, we have $378.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $3.78 million. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        At December 31, 2004 and December 27, 2003, we had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $172.0 million and $449.2 million, respectively. These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. These agreements effectively converted our variable interest rate on a portion of our long-term bank debt to fixed rates ranging from 8.7% to 8.8% at December 31, 2004. Historically, these interest-rate swaps qualified for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which required that the change in the fair value be recorded in accumulated other comprehensive loss in our statements of changes in partners' equity. However, in connection with the 2004 Amendment, these interest-rate swaps became ineffective and no longer qualify for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive loss were recorded in change in fair value of interest rate-swaps in our consolidated statements of operations. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, the fair value of these swap agreements changed by approximately $11.2 million, $22.8 million and $2.3 million. Approximately, $10.5 million of the change for 2004 was recorded in other comprehensive loss, while $0.7 million was recorded in the statement of operations through change in fair value of interest rate swaps. In addition, during the year ended December 31, 2004, approximately $0.3 million was amortized using the straight-line method over the remaining useful lives of the swaps from accumulated other comprehensive loss in our consolidated statement of changes in partners' equity to change in fair value of interest rate swaps in our consolidated statement of operations.

        At December 31, 2004, December 27, 2003, and December 28, 2002, we also had swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During 2004, 2003 and 2002, respectively, the fair value of these interest rate swaps changed by $2.8 million, $1.2 million, and $2.1 million, which was recorded as a change in fair value of interest rate swaps in our consolidated statements of operations.

        We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements, and the related Notes thereto, of Universal City Development Partners, Ltd. and subsidiaries and the Report of the Independent Registered Certified Public Accounting Firm are filed as a part of this report.

INDEX TO FINANCIAL STATEMENTS
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Partners
Universal City Development Partners, Ltd.

        We have audited the accompanying consolidated balance sheets of Universal City Development Partners, Ltd. and subsidiaries (UCDP) as of December 31, 2004 and December 27, 2003 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three fiscal years in the period ended December 31, 2004. These financial statements are the responsibility of UCDP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UCDP as of December 31, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, UCDP adopted, effective December 29, 2002, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities".

                      /s/ Ernst & Young LLP

Orlando, Florida
February 10, 2005, except Note 15, as to
which the date is March 15, 2005

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 27, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,879	$113,978
Accounts receivable, net	18,991	15,598
Receivables from related parties	6,983	8,127
Inventories, net	40,743	41,947
Prepaid assets	4,810	10,123

Total current assets	95,406	189,773
Property and equipment, at cost:
Land and land improvements	489,853	490,194
Buildings and building improvements	1,367,527	1,347,149
Equipment, fixtures and furniture	1,050,482	1,004,413
Construction in process	21,026	48,980

Total property and equipment, at cost	2,928,888	2,890,736
Less accumulated depreciation	(1,053,737)	(936,849)

Property and equipment, net	1,875,151	1,953,887
Other assets:
Investments in joint ventures	8,679	10,481
Intangible assets, net of accumulated amortization of $8,193 and $6,744, respectively, in 2004 and 2003	16,195	17,644
Deferred finance costs, net of accumulated amortization of $32,610 and $25,712, respectively, in 2004 and 2003	30,339	27,486
Other assets	8,846	8,213

Total other assets	64,059	63,824

Total assets	$2,034,616	$2,207,484

Continued on next page.

	December 31, 2004	December 27, 2003
	(In thousands)
Liabilities and partners' equity
Current liabilities:
Accounts payable and accrued liabilities	$108,982	$109,019
Unearned revenue	34,988	28,514
Due to Vivendi Universal Entertainment	18,093	1,204
Current portion of capital lease obligations	823	395
Current portion of long-term borrowings	5,500	37,375

Total current liabilities	168,386	176,507
Long-term liabilities:
Long-term borrowings, net of current portion	1,040,128	1,138,065
Deferred special fee payable to affiliates	96,874	137,438
Capital lease obligations, net of current portion	932	649
Interest rate swaps, at fair market value	5,731	19,793
Minority interest in equity of UCRP	9,679	9,543
Other	6,798	5,646

Total long-term liabilities	1,160,142	1,311,134
Commitments and contingencies	—	—
Partners' equity:
Vivendi Universal Entertainment	355,855	368,163
Blackstone	355,855	368,163
Accumulated other comprehensive loss	(5,622)	(16,483)

Total partners' equity	706,088	719,843

Total liabilities and partners' equity	$2,034,616	$2,207,484

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2004	December 27, 2003	December 28, 2002
	(In thousands)
Operating revenues:
Theme park passes	$452,113	$378,351	$366,076
Theme park food and beverage	112,520	96,382	94,871
Theme park merchandise	97,173	81,553	82,910
Other	203,702	173,022	133,762

Total operating revenues	865,508	729,308	677,619
Costs and operating expenses:
Theme park operations	162,179	152,185	152,002
Theme park selling, general and administrative	156,980	127,025	132,655
Theme park cost of products sold	108,410	93,001	94,375
Special fee payable to an affiliate of Vivendi Universal Entertainment and consultant fee	55,179	46,159	44,075
Depreciation and amortization	120,235	131,826	136,631
Other	125,074	108,191	76,973

Total costs and operating expenses	728,057	658,387	636,711

Operating income	137,451	70,921	40,908

Other (expense) income:
Interest expense	(116,546)	(119,027)	(93,596)
Interest income	1,069	831	1,446
Increase (decrease) in fair value of interest rate swaps	3,201	(1,235)	(2,075)
(Loss) income from joint ventures	(1,161)	(481)	1,565
Gain (loss) from sale of property and equipment	1,007	(1,285)	—
Minority interest in net earnings of UCRP	(2,537)	(2,008)	—

Total other expense	(114,967)	(123,205)	(92,660)

Net income (loss)	$22,484	$(52,284)	$(51,752)

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive (Loss) Income	Total Partners' Equity
	(In thousands)
Balance at December 29, 2001	$400,181	$400,181	$(41,657)	$758,705
Change in fair value of interest rate swaps designated as hedges	—	—	2,341	2,341
Partner contributions	25,000	25,000	—	50,000
Net loss	(25,876)	(25,876)	—	(51,752)

Balance at December 28, 2002	399,305	399,305	(39,316)	759,294

Change in fair value of interest rate swaps designated as hedges	—	—	22,833	22,833
Partner distributions	(5,000)	(5,000)	—	(10,000)
Net loss	(26,142)	(26,142)	—	(52,284)

Balance at December 27, 2003	368,163	368,163	(16,483)	719,843

Change in fair value of interest rate swaps designated as hedges	—	—	10,861	10,861
Partner distributions	(48,550)	(48,550)	—	(97,100)
Forgiveness of deferred special fees (see Note 10)	25,000	25,000	—	50,000
Net income	11,242	11,242	—	22,484

Balance at December 31, 2004	$355,855	$355,855	$(5,622)	$706,088

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2004	December 27, 2003	December 28, 2002
	(In thousands)
Cash flows from operating activities
Net income (loss)	$22,484	$(52,284)	$(51,752)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	118,786	130,380	135,783
Amortization of intangible assets	1,449	1,446	848
Amortization of deferred finance costs	6,898	6,840	4,645
Accretion of bond discount	832	625	—
(Gain) loss from sale of property and equipment	(1,007)	1,285	—
(Increase) decrease in fair value of interest rate swaps	(3,201)	1,235	2,075
Loss (income) from joint ventures	1,161	481	(1,565)
Gain from non-monetary asset acquisition	(812)	—	(3,915)
Gain related to settlement of capital claims	—	—	(1,085)
Minority interest in net earnings of UCRP	2,537	2,008	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,393)	(1,601)	(1,779)
Receivables from related parties	(952)	2,459	(2,109)
Inventories, net	1,204	(427)	3,866
Prepaid assets	5,313	(1,892)	(3,332)
Other assets	(633)	(1,776)	1,590
Accounts payable and accrued liabilities	(37)	18,943	(16,041)
Unearned revenue	6,474	6,360	312
Due to Vivendi Universal Entertainment	16,889	(8,331)	(6,258)
Deferred special fees payable to affiliates	9,436	35,534	33,350
Other long-term liabilities	1,152	1,463	(661)

Net cash and cash equivalents provided by operating activities	184,580	142,748	93,972
Cash flows from investing activities
Property and equipment acquisitions	(40,195)	(53,471)	(26,124)
Proceeds related to the settlement of capital claims	400	15,461	—
Proceeds related to the sale of property and equipment	3,742	12,961	1,815
Proceeds related to capital reimbursement	—	10,926	—
Payments for character rights	—	—	(285)
Distributions from joint ventures, net	559	1,147	2,122

Net cash and cash equivalents used in investing activities	$(35,494)	$(12,976)	$(22,472)

Continued on next page.

	Year Ended
	December 27, 2004	December 27, 2003	December 28, 2002
	(In thousands)
Cash flows from financing activities
Payments of Partner distributions	$(97,100)	$(10,000)	$—
Proceeds from Partner contributions	—	—	50,000
Distributions of minority interest in equity of UCRP	(2,401)	(2,551)	—
Proceeds from bond offering	—	494,170	—
Proceeds from long-term borrowings	550,000	—	—
Payments on long-term borrowings, capital lease obligations, net	(679,933)	(488,719)	(175,286)
Payments for finance costs	(9,751)	(22,100)	(5,141)

Net cash and cash equivalents used in financing activities	(239,185)	(29,200)	(130,427)

Net (decrease) increase in cash and cash equivalents	(90,099)	100,572	(58,927)
Cash and cash equivalents at beginning of 2003 from UCRP	—	1,141	—
Cash and cash equivalents at beginning of period	113,978	12,265	71,192

Cash and cash equivalents at end of period	$23,879	$113,978	$12,265

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$112,264	$96,199	$95,073
Supplemental disclosures of noncash information
Property and equipment acquired through capital leases	$1,713	$—	$—
Decrease in interest rate swap liability	$(14,062)	$(21,598)	$(266)
Property and equipment acquired in non-monetary asset acquisition	$2,990	$—	$3,915
Receivable related to the settlement of capital claims	$—	$—	$14,500
Disposal of fully depreciated assets	$1,898	$87,142	$—
Forgiveness of deferred special fees (see Note 10)	$50,000	$—	$—
Net assets of UCRP at beginning of 2003 (see Note 2)	$—	$20,172	$—

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

Ownership

        Universal City Development Partners, LP (UCDP LP) was a limited partnership organized in Delaware. Effective June 5, 2002, UCDP LP became organized in Florida and changed its legal name to Universal City Development Partners, Ltd. (UCDP LTD). Through Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively, Holdings), UCDP LTD's ultimate owners, each having a 50 percent interest are Universal City Property Management II, LLC (Universal CPM) and Blackstone Capital Partners (Blackstone). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (Vivendi Universal Entertainment), an affiliate of Universal Studios, Inc. (USI), which effective May 11, 2004 became an indirect subsidiary of NBC Universal, Inc. Both Partners share in profits and losses, contributions and distributions of UCDP LTD in accordance with their ownership percentage. Neither Partner may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

        On May 11, 2004, General Electric Company (GE), National Broadcasting Company Holding, Inc., National Broadcasting Company, Inc. (NBC), Vivendi Universal, S.A. (Vivendi), and Universal Studios Holding III Corp., concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, USI, Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the NBC Universal Transaction). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBC Universal, Inc. (NBC Universal). GE owns 80 percent of NBC Universal, and Vivendi controls the remaining 20 percent. NBC Universal indirectly now owns approximately 94.5 percent of Vivendi Universal Entertainment which indirectly owns a 50 percent interest in UCDP LTD (through Holdings). Vivendi Universal Entertainment is a non-wholly owned subsidiary of USI and certain of its affiliates which are in turn indirect wholly owned subsidiaries of NBC Universal. The 50 percent ownership interest in UCDP LTD held by Blackstone was not affected by the NBC Universal Transaction.

Operations

        UCDP LTD owns and operates two themed attractions, Universal's Islands of Adventure (IOA) and Universal Studios Florida (USF); an entertainment complex, Universal CityWalk Orlando (CityWalk); sound stages; and movie and television production facilities all located in Orlando, Florida.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the consolidated amounts of UCDP LTD, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (UPRV), UCDP Finance, Inc., and Universal City Restaurant Partners, Ltd. (UCRP) (collectively, UCDP). All significant intercompany balances and transactions have been eliminated upon consolidation.

        UCDP has a 99% ownership interest in UPRV. The 1% limited partnership is owned by Universal City Florida Holding II LLC, a related party. Management has excluded the minority interest based on it being insignificant to the accompanying consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. UCDP owns a 50 percent interest in UCRP, which prior to 2003 was accounted for under the equity method. UCRP operates a restaurant in CityWalk. Both joint venture partners share in profits and losses, contributions and distributions of the joint venture in accordance with their ownership percentage. The capital contributions necessary for the construction of UCRP were funded entirely by UCDP. The other joint venture partner received a 50 percent interest in the joint venture in exchange for the trademark name. Therefore, based on FIN 46, UCDP determined that UCRP is a variable interest entity. Accordingly, the consolidated financial statements of UCDP include the results of UCRP for 2003 and all subsequent periods. The consolidated financial statements of UCDP during the year ended December 28, 2002 do not include the results of UCRP. Total assets of UCRP at December 31, 2004 and December 27, 2003 were approximately $21,644,000 and $21,851,000, respectively. Total revenues of UCRP during the years ended December 31, 2004 and December 27, 2003 were approximately $27,374,000 and $24,056,000, respectively.

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

Period End

        In prior periods, UCDP's fiscal quarter and year-end was the last Saturday of each period. In connection with the NBC Universal Transaction, UCDP changed the date of its fiscal quarter and year-end. Starting in the third quarter of 2004, UCDP's fiscal quarter-end is the last Sunday of the quarter, and its fiscal year-end is December 31.

Cash and Cash Equivalents

        Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

        UCDP carries its accounts receivables at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivables and providing appropriate allowances when collectability becomes in doubt. In addition, UCDP provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $1,252,000, $891,000, $2,694,000 and $3,496,000, respectively, at December 31, 2004, December 27, 2003, December 28, 2002 and December 29, 2001. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP recorded an additional allowance for outstanding receivables of approximately $740,000, $340,000, and $2,385,000. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP recorded a reduction to the allowance for outstanding receivables of approximately $379,000, $2,143,000, and $3,187,000. A portion of the allowance recorded during the year ended December 28, 2002 related to Latin Quarter, of which approximately $2,610,000 was reversed in connection with the forgiveness of outstanding receivables during the year ended December 28, 2002 (see Note 12).

Inventories

        Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCDP records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost.

        The reserve for merchandise amounted to approximately $1,722,000, $1,137,000, $1,651,000 and $1,198,000, respectively, at December 31, 2004, December 27, 2003, December 28, 2002 and December 29, 2001. During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, respectively, UCDP recorded an additional merchandise reserve of approximately $3,796,000, $1,304,000, and $1,299,000. During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, respectively, UCDP used approximately $3,211,000, $1,818,000, and $846,000, of the merchandise reserve.

        The reserve for spare parts amounted to approximately $128,000, $1,412,000, $1,181,000, and $1,079,000, respectively, at December 31, 2004, December 27, 2003, December 28, 2002 and December 29, 2001. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP recorded an additional spare parts reserve provision of approximately $417,000, $231,000, and $102,000. During the year ended December 31, 2004, $1,701,000 was recorded as a reduction to the spare parts reserve due to UCDP's strategy to liquidate slower moving inventory. During the years ended December 27, 2003 and December 28, 2002, no amounts were recorded as a reduction to the spare parts reserve.

Investments in Joint Ventures

        In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which UCDP shared in construction costs and the profits and losses, as defined in each separate agreement. In addition to UCRP, UCDP has an equity interest in NASCAR Cafe/Orlando Joint Venture and Universal/Cineplex Odeon Joint Venture (Cineplex Odeon), respectively, of 25% and 50%. UCDP's interest in each of these joint ventures is accounted for under the equity method of accounting for investments. UCDP's investment in joint ventures is recorded as UCDP's share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture.

        Historically, UCDP had a 20% equity interest in Motown Café Orlando, L.P., LLLP (Motown), a restaurant located in CityWalk. On December 31, 2004, Motown was dissolved. In connection with this transaction, UCDP terminated the lease with Motown, wrote off its remaining investment in Motown of $82,000 and forgave outstanding receivables due from Motown of approximately $2,096,000. In return, ownership to the leasehold improvements was transferred from Motown to UCDP. During the year ended December 31, 2004, the leasehold improvements were recorded at the fair value of approximately $2,990,000. The net impact of these items of approximately $812,000 was included as an offset to other costs and operating expenses in the accompanying consolidated statements of operations. As of January 1, 2005, the restaurant ceased to be operated as a Motown Cafe.

        Prior to this transaction, UCDP managed Motown. In connection with these management services, UCDP incurred and was reimbursed for various costs on behalf of Motown, including payroll, property taxes and food purchases. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, the total amounts received by UCDP from Motown for these expenses were approximately $2,797,000, $2,524,000, and $3,600,000. In addition, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP earned a fee for these services from Motown of approximately $190,000, $199,000, and $218,000, which was recorded in other revenues in the accompanying consolidated statements of operations.

Property and Equipment

        Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (In Years)
Land improvements	15
Buildings and building improvements	20–40
Equipment, fixtures and furniture	3–20

        Maintenance and repairs are charged directly to expense as incurred.

Impairment of Long-Lived Assets and Intangibles

        In August 2001, FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001.

        UCDP reviews its long-lived assets and identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals an impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. There have been no material impairment losses recognized on UCDP's long-lived assets or identifiable intangibles.

Intangible Assets

        Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 17 years. Amortization of existing intangible assets will be approximately $1,448,000 during each of the next five years.

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

Advertising, Sales and Marketing Costs

        The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $75,222,000, $65,604,000, and $72,795,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002, and are primarily included in theme park selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

        The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2004		December 27, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,045,628	$1,136,063	$1,175,440	$1,271,548
Interest rate swaps	5,731	5,731	19,793	19,793

Total	$1,051,359	$1,141,794	$1,195,233	$1,291,341

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

        UCDP follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that UCDP would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as hedging activities under SFAS 133 are recognized as other comprehensive income in the accompanying consolidated statements of changes in partners' equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. Additionally, the accumulated other comprehensive income/loss related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. As of December 31, 2004, none of UCDP's interest rate swaps qualified as hedging activities under SFAS 133.

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

Stock Options

        UCDP has participated in Vivendi's stock option plan that has provided options to officers, directors and key employees of UCDP. These stock options give UCDP employees the right to purchase Vivendi American Depository Shares at a set price (exercise price) or receive cash for the difference between the market value and the exercise price on their stock options. All stock options have been granted at market value. At December 31, 2004 and December 27, 2003, UCDP had no liability related to vested options.

        In connection with the NBC Universal Transaction, Vivendi will not be providing new stock options to employees of UCDP. Historically, UCDP has been responsible for the expense and the cash payment related to these stock options granted prior to the close of the NBC Universal Transaction. However, as part of the NBC Universal Transaction, this responsibility was transferred to Vivendi. Accordingly, stock options granted prior to the close of the NBC Universal Transaction and exercised after the close of the NBC Universal Transaction have no future impact on UCDP's consolidated financial statements.

Litigation

        UCDP is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims.

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

Segments

        UCDP operates and tracks its results in one reportable segment in accordance with the aggregation provision of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153). This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, UCDP's management believes that SFAS 153 will have no material impact on UCDP's financial position or results of operations.

3.     Long-Term Borrowings

        At December 31, 2004, total long-term borrowings were approximately $1,045,628,000, which included $495,628,000 in UCDP senior unsecured notes ($500,000,000, net of an unamortized discount of approximately $4,372,000) and approximately $550,000,000 under the JPMorgan Chase (JPMorgan) senior secured credit facility (the Term Loan). At December 31, 2004, $5,500,000 of the total borrowings were classified as current. At December 27, 2003, total long-term borrowings were approximately $1,175,440,000, which included $494,795,000 in UCDP notes ($500,000,000, net of an unamortized discount of approximately $5,205,000) and approximately $680,645,000 under the Term Loan.

        On December 9, 2004, the Term Loan was refinanced (2004 Amendment), resulting in amended and restated senior secured credit facilities consisting of a $550,000,000 term loan and a $100,000,000 revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time. Part of the proceeds was used to refinance UCDP's existing term loan of approximately $507,421,000, and the debt amortization was revised. Additionally, certain covenants were modified. The proceeds of the 2004 Amendment combined with available cash allowed UCDP to pay distributions to Holdings of approximately $92,100,000. Total fees and expenses associated with the 2004 Amendment were approximately $10,999,000 of which $9,751,000 was capitalized as deferred finance costs and $1,248,000 was expensed during the year ended December 31, 2004 in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," (EITF 96-19).

        The Term Loan consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 and $50,625,000, respectively, at December 31, 2004, and December 27, 2003. No funds were outstanding on the revolving credit facility at December 31, 2004 and December 27, 2003. The Term Loan is secured by a mortgage on substantially all of UCDP's real and personal property. Borrowings on the Term Loan bear interest based at UCDP's option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus a margin, or at the London Interbank Offer Rate (LIBOR) plus a margin. This margin was adjusted from approximately 4% to 2% as part of the 2004 Amendment. At December 31, 2004, the average interest rate under the LIBOR alternative was 6.1% (including the effect of interest rate swap arrangements). At December 27, 2003, the average interest rate under the LIBOR alternative was 8.9% (including the effect of interest rate swap arrangements). Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility. Currently, the Term Loan is repayable in quarterly installments of 0.25%, which commence on March 31, 2005, and end on December 31, 2010. This equates to annual principal payments of 1.0% with $517,000,000 due in 2011. Prior to the amendment, the Term Loan was repayable in graduating quarterly installments, which commenced on December 31, 1999, and ended on June 30, 2007. The Term Loan also requires a prepayment of 50 percent of UCDP's annual excess cash flow if certain financial ratios were not met beginning in 2005. All prepayments are applied in forward order of maturity subsequent to the 2004 Amendment. This prepayment requirement existed prior to the 2004 Amendment, and as such, the excess cash flow payment was approximately $37,375,000 at December 27, 2003. During the year ended December 31, 2004, UCDP prepaid $173,224,000 on the Term Loan, which included this cash flow payment. The Term Loan contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among others. At December 31, 2004 and December 27, 2003, UCDP was in compliance with all financial terms of the Term Loan.

        In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land equaled approximately $2,483,000. In connection with this sale, UCDP recorded a gain of approximately $1,282,000 during the year ended December 31, 2004. UCDP used the proceeds from the land sale to prepay additional principal on the Term Loan.

        On March 28, 2003, UCDP issued $500,000,000 in UCDP notes (which were issued with a discount of approximately $5,830,000) under a Rule 144A Offering (the 2003 Offering) and amended the Term Loan (the 2003 Amendment). The UCDP notes mature in 2010 and bear interest at 11.75 percent. The 2003 Amendment required that proceeds from the 2003 Offering be used in part to prepay approximately $372,800,000 on the Term Loan. In connection with the 2003 Amendment, the debt amortization schedule was eliminated until December 31, 2004; certain covenants were modified; and

mandatory payments related to excess cash flow were reduced from 75 percent to 50 percent. In addition, a $50,000,000 revolving credit facility (Additional Revolver) was made available by several of the banks in the Term Loan. The Additional Revolver had an unused commitment fee of 1.0 percent and was to be borrowed only after full usage of the Term Loan working capital facility. UCDP incurred approximately $22,960,000 in fees and expenses associated with the 2003 Offering and 2003 Amendment, of which approximately $22,100,000 was capitalized as deferred finance costs and $860,000 was expensed during the year ended December 27, 2003 in accordance with EITF 96-19. The UCDP notes also contain certain customary limitations. The most restrictive limitations relate to the incurrence of additional indebtedness and restricted payments, among other restrictions. At December 31, 2004 and December 27, 2003, UCDP was in compliance with all financial terms of the UCDP notes.

        In May 2003, UCDP sold approximately 81 acres of undeveloped land. The cost basis of the land equaled approximately $13,900,000. In connection with this sale, UCDP recorded a loss of approximately $1,400,000 during the year ended December 27, 2003. UCDP used the proceeds from the land sale to prepay additional principal on the Term Loan.

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

        Prior to March 28, 2003 UCDP had two revolving credit facilities, the Wachovia Facility and the Fleet Facility. The terms of the Wachovia and Fleet Facilities were identical, which included allowing for borrowings up to $25,000,000 and interest at the higher of the prime rate plus 1.0 percent or federal funds rate plus 1.5 percent per year or at the LIBOR rate plus 2.0 percent. A commitment fee of 1.0 percent per year was payable on unused amounts of the facility. The Wachovia and Fleet Facilities contained certain customary limitations and a cross-default provision with the Term Loan and certain provisions that secured Wachovia and Fleet in the event of a default of principal or interest payments by UCDP. The Wachovia and Fleet Facilities were repaid and cancelled on March 28, 2003.

        Scheduled maturities of amounts drawn at December 31, 2004, are as follows (in thousands):

Fiscal Year	Amount
2005	$5,500
2006	5,500
2007	5,500
2008	5,500
2009	5,500
Thereafter	1,018,128

$1,045,628

        UCDP capitalizes interest on significant capital projects, which require an extended period of time to complete. UCDP capitalized interest of approximately $2,115,000, $2,261,000, and $148,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002.

4.     Interest Rate Swaps

        At December 31, 2004 and December 27, 2003, UCDP had four interest-rate swap agreements outstanding with an aggregate notional debt amount of $172,000,000 and $449,200,000, respectively.

These swap agreements provide for quarterly reductions in notional value until expiration in early 2006. These agreements effectively converted UCDP's variable interest rate on a portion of its long-term bank debt to fixed rates ranging from 8.7% to 8.8% at December 31, 2004. Historically, these interest-rate swaps qualified for hedge accounting treatment under SFAS 133, which required that the change in the fair value be recorded in accumulated other comprehensive loss in UCDP's statements of changes in partners' equity. However, in connection with the 2004 Amendment (see Note 3), these interest-rate swaps became ineffective and no longer qualify for hedge accounting treatment under SFAS 133. Accordingly, subsequent to December 9, 2004, the change in the fair value and the amortization of accumulated other comprehensive loss were recorded in change in fair value of interest rate-swaps in the consolidated statements of operations. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, the fair value of these swap agreements changed by approximately $11,248,000, $22,833,000 and $2,341,000. Approximately, $10,522,000 of the change in fair value during 2004 was recorded in other comprehensive loss, while $726,000 was recorded in the statement of operations. In addition, during the year ended December 31, 2004, approximately $339,000 was amortized using the straight-line method over the remaining useful lives of the swaps from accumulated other comprehensive loss in the accompanying statement of changes in partners' equity to change in the fair value of interest rate swaps in the accompanying consolidated statement of operations. During 2005, UCDP estimates that it will amortize approximately $5,400,000 from accumulated other comprehensive loss.

        During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, UCDP also had other interest-rate swap agreements that did not qualify for hedge accounting treatment under SFAS 133. During the year ended December 27, 2003, UCDP entered into a swap arrangement designed to convert $150,000,000 in notional amount of its fixed bond interest to a floating rate. The swap provides that UCDP receive an interest rate of 11.75 percent (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01 percent subject to a LIBOR interest rate collar between 3.58 percent and 5.25 percent with a floor knockout if LIBOR falls below 1.15 percent. The term of this swap is from December 2003 through April 2007. During the year ended December 28, 2002, UCDP entered into a forward starting interest rate swap with a fixed interest rate of 3.63 percent, a $150,000,000 notional amount, and a term from January 2004 to January 2006. During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, respectively, the fair value of these swap agreements changed by approximately $2,814,000, $1,235,000, and $2,075,000 and was recorded in the change in fair value of interest rate swaps in other expense in the accompanying consolidated statements of operations.

5.     Operating Lease Obligations

        UCDP has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

        The following is a five-year schedule of minimum future rental payments under the noncancelable operating leases at December 31, 2004 (in thousands):

Fiscal Year	Amount
2005	$3,494
2006	2,912
2007	1,878
2008	1,537
2009	1,436
Thereafter	4,048

$15,305

        During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP incurred rent expense under the operating leases of approximately $3,804,000, $3,913,000, and $4,242,000, which was included in the related costs and operating expenses in the accompanying consolidated statements of operations.

6.     Capital Leases

        UCDP leases certain equipment under capital leases. At December 31, 2004 and December 27, 2003, respectively, equipment, fixtures and furniture included approximately $1,864,000 and $933,000, net of accumulated depreciation. Depreciation expense related to assets under capital leases amounted to approximately $781,000, $753,000, and $655,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002.

        At December 31, 2004, future minimum lease payments due under capital leases are as follows (in thousands):

Fiscal Year	Amount
2005	$937
2006	612
2007	469

Total minimum lease payments	2,018
Less amount representing interest	(263)

Present value of minimum lease payments	1,755
Less current portion of capital lease obligations	(823)

Capital lease obligations, net of current portion	$932

7.     Compensation Plans

Deferred Compensation Plan

        UCDP has a deferred compensation plan (the Plan) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80 percent of base salary and/or up to 100 percent of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at their election at retirement, at termination of their employment, at death or during specified in service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2004 and December 27, 2003, respectively, UCDP had accrued approximately $6,716,000 and $5,521,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying consolidated balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $6,082,000 and $5,031,000, respectively, at December 31, 2004 and December 27, 2003, and is included in other assets in the accompanying consolidated balance sheets.

Long-Term Incentive Plan

        UCDP has a Long-Term Incentive Plan (the Incentive Plan) to provide selected key employees the opportunity to benefit from the growth in value of UCDP. Participating employees are granted appreciation rights in the Incentive Plan, which became exercisable on January 1, 2005. The value of these appreciation rights is generally based on the growth in market value of the Partners' equity ownership interests in UCDP. The payout value was updated quarterly based on an earnings multiple from the estimated financial results generated during the year ended December 31, 2004. UCDP accrued the estimated payout value of the Incentive Plan straight line over the term of the Incentive Plan. At December 31, 2004 and December 27, 2003, respectively, UCDP had approximately $13,603,000 and $2,259,000 accrued in compensation and benefits related to the Incentive Plan. The amount accrued for at December 31, 2004 was paid in February 2005.

8.     Accounts Payable and Accrued Liabilities

        The major components of accounts payable and accrued liabilities are as follows (in thousands):

	December 31, 2004	December 27, 2003
Accounts payable	$5,946	$8,481
Capital expenditures	15,800	20,455
Marketing and advertising	4,203	4,442
Interest	18,055	25,727
Compensation and benefits	40,903	23,666
Operating accruals	10,997	16,783
Consulting fees	4,250	3,485
Property and sales tax	2,989	1,893
Other	5,839	4,087

Total	$108,982	$109,019

9.     Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows (in thousands):

	Year Ended
	December 31, 2004	December 27, 2003	December 28, 2002
Net income (loss)	$22,484	$(52,284)	$(51,752)
Change in fair value of interest rate swaps designated as hedges	10,861	22,833	2,341

Comprehensive income (loss)	$33,345	$(29,451)	$(49,411)

10.   Related Party Transactions

Vivendi Universal Entertainment's Special Fee

        Under the terms of UCDP's partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5 percent of certain revenue, as defined, generated by Universal Studios Florida and Universal's Islands of Adventure. The special fee amounted to approximately $36,631,000, $30,620,000, and $29,361,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002. Interest expense incurred on the deferred special fee was approximately $6,338,000, $4,914,000, and $3,989,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002.

        Historically under UCDP's Term Loan and notes, the special fee related to both Universal Studios Florida and Universal's Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met during the year ended December 31, 2004. Historically, the special fee related to Universal's Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal's Islands of Adventure in an aggregate amount equal to $234,700,000. Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal's Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal's Islands of Adventure can also be paid if leverage ratios are met. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive the most recently accrued $70,000,000 of deferred special fees from UCDP relating to Universal's Islands of Adventure for $70,000,000. In addition, $50,000,000 of the next most recently accrued deferred special fees related to Universal's Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone on UCDP's books. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of UCDP's officers a default) under UCDP's credit agreements or the UCDP notes.

        Accordingly, during the year ended December 31, 2004, UCDP paid total fees of approximately $15,657,000 to Vivendi Universal Entertainment. In addition, at December 31, 2004, the amount due to Vivendi Universal Entertainment included approximately $10,076,000 and $7,800,000, respectively, related to the current and deferred portion of fees payable to Vivendi Universal Entertainment. Further, at December 31, 2004, UCDP had long-term deferred special fees payable of approximately $96,874,000, which included approximately $70,231,000 payable to Holdings and approximately $26,643,000 payable to Vivendi Universal Entertainment. At December 27, 2003, UCDP had long-term deferred special fees payable to Vivendi Universal Entertainment of $137,438,000.

Other Partner Matters

        The partners of Holdings entered into an amended and restated partners' agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in Holdings, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in Holdings to a third party provided the other party be permitted to require the third party to purchase such other party's interest in Holdings at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in Holdings without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties' interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties' interests that is imputed from the offer made by the first party to the second party (i.e., as long as VUE and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in Holdings is not a "change of control" for the purposes of the notes and the amended and restated credit facilities and the notes of Holdings, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a "change of control".

Reimbursement of UCDP's Manager's Costs

        Vivendi Universal Entertainment provides UCDP with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of the UCDP's partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCDP by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCDP projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCDP receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCDP that their allocation methods are reasonable. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP incurred approximately $27,209,000, $36,733,000, and $31,046,000 related to these services.

Transactions with CityWalk Operations

        In addition, Vivendi Universal Entertainment has an indirect interest in certain restaurants and retail outlets in CityWalk, including Hard Rock Cafe/Hard Rock Live, and had an indirect interest in Motown, which was dissolved on December 31, 2004 (see Note 2). During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP earned aggregate rent of approximately $3,070,000, $2,795,000, and $2,805,000.

Partner Distributions

        On December 9, 2004, March 31, 2004, and May 28, 2003, UCDP paid $92,100,000, $5,000,000 and $10,000,000, respectively, to the Partners.

Advisory Services Agreements

        During the year ended December 28, 2002, UCDP entered into an Advisory Services Agreement (Services Agreement) in which the Partners will provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP's affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP pays each Partner $1,250,000 annually. During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, UCDP incurred $2,500,000 related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying consolidated statements of operations.

Transactions with UCF Hotel Venture

        UCDP has a lease agreement with UCF Hotel Venture (UCF HV), an entity partially owned by Vivendi Universal Entertainment. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. During the years ended December 31, 2004, December 27, 2003 and December 28, 2002, respectively, UCDP recorded approximately $2,045,000, $1,900,000, and $1,425,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying consolidated statements of operations. Hotel guests may charge theme park passes, food and beverage and merchandise sold at Universal's Islands of Adventure and Universal Studios Florida and certain CityWalk venues to their hotel room account by presenting their room key. UCDP then collects this revenue by billing UCF HV. In addition, UCDP provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 31, 2004, December 27, 2003, December 28, 2002, and December 29, 2001, respectively, total amounts received from UCF HV were approximately $18,842,000, $17,669,000, and $14,146,000.

Transactions with Related Theme Parks

        Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (WNW). UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including Universal's Islands of Adventure, Universal Studios Florida, and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, UCDP's share of revenue from this ticketing program was approximately $40,639,000, $31,554,000 and $27,442,000. During the years ended December 31, 2004, December 27, 2003, and December 28, 2002, respectively, WNW's share of this ticketing program was approximately $7,702,000, $5,962,000 and $5,162,000.

        Vivendi Universal Entertainment provides research and development for many of UCDP's rides. These costs are allocated pro rata among the various Vivendi Universal Entertainment theme parks that are building the same ride. Under this arrangement, UCDP collected approximately $10,926,000 from Universal Studios Japan (USJ), which is partially owned and operated by affiliates of Vivendi Universal Entertainment, during the year ended December 27, 2003 related to the technology and design of The Amazing Adventures of Spider-Man® ride. In addition, during the year ended December 27, 2003, UCDP shared costs of developing Shrek 4-D™ with USJ and Universal Studios Hollywood, an affiliate of Vivendi Universal Entertainment, which allowed UCDP to reduce costs by approximately $5,000,000.

Transactions with NBC Universal

        As a result of the NBC Universal Transaction, UCDP has begun to realize some synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, in particular advertising time on the NBC television network. In addition, NBC television and cable services receive visual identification in UCDP's parks. During the period from the closing of the NBC Universal Transaction to December 31, 2004, UCDP received advertising/promotional time from NBC Universal and NBC Universal received visual identification in UCDP's theme parks. UCDP estimates the value of both sides of this transaction during such period to be approximately $1,600,000.

Receivables from Related Parties

        Receivables from related parties are comprised of amounts due from the following (in thousands):

	December 31, 2004	December 27, 2003
UCF HV	$4,922	$4,348
Motown	—	1,763
HR Florida Partners	759	1,134
Cineplex Odeon	448	498
UCRP	—	—
Other	854	384

Total	$6,983	$8,127

11.   Retirement Plan

        UCDP has a defined contribution plan (the Contribution Plan) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire or, if later, attainment of age 21. Nonexempt employees are eligible to participate in the Contribution Plan upon completion of 12 months and accumulation of 1,000 hours of service during that period and upon attaining the age of 21. UCDP provides a discretionary matching contribution equal to 100 percent up to the first 3 percent of compensation and 50 percent of all participant contributions up to the next 2 percent. Employee and employer contributions are 100 percent vested immediately. Total contributions made by UCDP under the Contribution Plan were approximately $3,440,000, $3,052,000, and $3,071,000, respectively, during the years ended December 31, 2004, December 27, 2003 and December 28, 2002.

12.   Latin Quarter Transaction

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

13.   Commitments and Contingencies

Consulting Agreement

        UCDP has an agreement (the Consulting Agreement) with a consultant (the Consultant) under which UCDP pays a fee equal to a percentage of UCDP's gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The accompanying consolidated statements of operations include consulting fee expense under the Consulting Agreement of approximately $18,548,000, $15,539,000, and $14,714,000, respectively, during the years ended December 31, 2004, December 27, 2003, and December 28, 2002.

        Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP's partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan, which is partially owned and operated by an affiliate of Vivendi Universal Entertainment. USI has guaranteed UCDP's obligations under the Consulting Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI's obligations under that guarantee. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

        Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal. See note 15 for further discussion of this agreement.

Litigation

Capital Claims

        In the course of completion of the construction of Universal's Islands of Adventure, CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the Capital Claims). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against UCDP.

        The general contractor of Seuss Landing at Universal's Islands of Adventure (the General Contractor), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties entered into a Mutual Release and Settlement Agreement effective June 11, 2004. UCDP paid $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

        During the year ended December 28, 2002, UCDP settled various outstanding claims against construction design professionals. Under the terms of the agreements, UCDP was to collect $16,315,000 in net funds to release the design professionals and their insurance carrier from past, present and future claims by UCDP, excluding certain claims. These settlements were accounted for as a reduction to buildings and building improvements. At December 28, 2002, $14,500,000 of the settlement amounts was included in other receivables. These receivables were collected in January 2003.

Marvel

        On July 16, 2003, Marvel Entertainment, Inc. and Marvel Characters, Inc. (collectively, Marvel) served a Demand for Arbitration for two claims. First, Marvel specifically alleged that UCDP failed to include Marvel Elements in at least 20 percent of its marketing exposure during the third and fourth years subsequent to the opening of Universal's Islands of Adventure (the Marketing Claim). In the second claim, Marvel alleged that UCDP breached the license agreement with Marvel by failing to offer Marvel the Compensation Alternative, as defined in the license agreement, and failing to honor Marvel's election of the Compensation Alternative (the Compensation Alternative Claim). Marvel was also seeking discovery of any other financial arrangements with licensors at Universal's Islands of Adventure that might be relevant to the Compensation Alternative Claim. UCDP denied all of the material allegations by Marvel and asserted numerous affirmative defenses. After selection of the arbitration panel, Marvel voluntarily withdrew the Marketing Claim, without prejudice. On October 29, 2004, Marvel sent a letter to the arbitration panel withdrawing the Compensation Alternative Claim and confirming the termination of the proceeding.

Ride and Show

        On November 13, 2003, Ride & Show Engineering, Inc. (Ride & Show) filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the Complaint) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the Amended Complaint) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the Patent) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint does not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff's counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP's theme parks. UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle

District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted UCDP's Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to this action. On May 21, 2004, UCDP filed a Complaint against Ride & Show in the U.S. District Court for the Middle District of Florida. UCDP's Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, UCDP's Complaint challenges Ride & Show's ownership of the subject Patent and the validity of the Patent. In addition, UCDP seeks a declaration by the Court that UCDP has not infringed the Patent. UCDP also seeks damages for Ride & Show's use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss UCDP's Complaint and to transfer a portion of UCDP's declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004 Ride & Show's motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. Because this case is in its early stages, it is premature to assess the likelihood of any impact that this case may have on UCDP's financial position or the results of operations.

Other

        UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Tax Increment Financing (TIF)

        In August 1997, UCDP entered into a cooperation agreement (the Cooperation Agreement) with the City of Orlando (the City) for the reimbursement of costs incurred by UCDP in the design and construction of an interchange to accommodate the flow and volume of vehicular traffic in the area of the attractions and entertainment complex. The City has reimbursed UCDP for these costs from the proceeds of special assessment bonds issued in August 1997. Total reimbursements have equaled approximately $42,149,000. The amounts have been used to reduce the cost of land and land improvements in the accompanying consolidated balance sheets.

        During the year ended December 28, 2002, the Cooperation Agreement was amended (the TIF Amendment) to replace the special assessment bonds with tax increment bonds. This TIF Amendment eliminated the annual progress benchmarks relating to employment levels, appraised property values, and construction milestones that UCDP had to maintain to avoid special assessments from the City.

14.   Quarterly Data (Unaudited)

        UCDP's quarterly results are subject to seasonal variations. UCDP's quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$175,770	$242,473	$246,529	$200,736
Operating income	$5,898	$41,783	$62,090	$27,680
Net (loss) income	$(23,758)	$13,742	$34,434	$(1,934)
2003
Operating revenues	$145,667	$199,876	$219,457	$164,308
Operating (loss) income	$(8,092)	$16,891	$50,114	$12,008
Net (loss) income	$(30,776)	$(18,780)	$16,936	$(19,664)

15.   Subsequent Event

        On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that Consultant is owed additional fees, in an aggregate amount more than $12,000,000 for the period from 1992 to 2002. UCDP is in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on UCDP's financial position or the results of its operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        There was not any change in UCDP's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, UCDP's internal control over financial reporting.

UCDP Finance, Inc.

        The management of UCDP Finance, Inc. (UCDP Finance) carried out an evaluation, with the participation of UCDP Finance's Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP Finance's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP Finance's Principal Executive Officer and Principal Financial Officer concluded that UCDP Finance's disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

        There was not any change in UCDP Finance's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, UCDP Finance's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors and Executive Officers

        Pursuant to the terms of our partnership agreement, we are governed and managed by our general partner, Holding II, through a six-member committee of representatives of the partners of Holding II, known as our Park Advisory Board. Three members of our Park Advisory Board are designated by Blackstone (one assignment open as of this document's date) and three are designated by Universal CPM. Holding II has the exclusive right to manage and control us and may execute documents, instruments and agreements on our behalf. All actions of our Park Advisory Board must be approved by the representatives of both Blackstone and Universal CPM (except when the capital account balance of either Blackstone or Universal CPM is half that of the other, then the partner with the greater capital account balance is entitled to exclusively govern and manage us for so long as its capital account balance is twice that of the other partner).

        Our partnership agreement provides for Vivendi Universal Entertainment to manage the day-to-day operation of our theme parks subject to the supervision and oversight of our Park Advisory Board.

        We employ most of our executive officers and employees. However, some of our executive officers and certain of our employees are employed by our manager, Vivendi Universal Entertainment, or its affiliates and their services are provided to us through loan arrangements. See "Item 13. Certain relationships and related transactions—Reimbursement of UCDP's manager's costs" for a better description of this relationship.

        Set forth below is certain information regarding the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, "Universal Orlando" refers to the business conducted by UCDP.

Name	Age	Position
Thomas L. Williams(1)	57	Universal CPM representative, Park Advisory Board
Deborah M. Reif	52	Universal CPM representative, Park Advisory Board
Patricia E. Hutton	41	Universal CPM representative, Park Advisory Board
Howard A. Lipson	40	Blackstone representative, Park Advisory Board
Jon M. Barnwell	30	Blackstone representative, Park Advisory Board
Robert K. Gault, Jr.(1)	60	President and Chief Executive Officer, Universal Orlando
Wyman T. Roberts(1)	45	Executive Vice President and Chief Marketing Officer, Universal Parks & Resort
Michael J. Short(1)	44	Executive Vice President and Chief Financial Officer, Universal Orlando
John R. Sprouls(1)	46	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts
Richard E. Costales	52	Senior Vice President, Park Operations, Universal Orlando
Richard T. Florell	56	Senior Vice President and General Manager Resort Revenue Operations, Universal Orlando
Peter C. Giacalone	53	Senior Vice President, Business Development, Universal Orlando
Gretchen Hofmann	43	Senior Vice President, Sales and Marketing, Universal Orlando
J. Michael Hightower(1)	47	Senior Vice President, Technical Services, Universal Orlando
James A. Timon	46	Senior Vice President, Entertainment, Universal Orlando
Charles L. Glass	65	Vice President Finance, Treasurer, Universal Orlando
Catherine A. Roth	47	Vice President of Legal Affairs, Universal Orlando
Tracey L. Stockwell	40	Vice President Finance and Controller, Universal Orlando
Jean Louis Bonnier	42	Universal CPM representative on the Audit Committee

(1)
Employed by Vivendi Universal Entertainment or one of its affiliates.

        Thomas L. Williams has been a member of UCDP's Park Advisory Board since October 1999. Mr. Williams has been Chairman and Chief Executive Officer of Universal Parks & Resorts, a division of Vivendi Universal Entertainment since 1999. Prior to holding that position, Mr. Williams served as UCDP's President and Chief Operating Officer since 1990. Prior to joining Universal Orlando in 1987 he was Vice President of Hotels and Restaurants for Yosemite National Park.

        Deborah M. Reif has been a member of UCDP's Park Advisory Board since June 2004. Ms. Reif is Executive Vice President, Financial Structuring, for NBC Universal. Prior to joining NBC Universal,

Ms. Reif was Chief Executive Officer of GE's Financial Guaranty Insurance Company ("FGIC") from 2001 to 2004. Before assuming her role at FGIC, Ms. Reif served in positions of increasing responsibility in several divisions of GE Capital, most recently as Vice President of Global Asset Management and Telecom. She has been with various businesses within GE since 1973.

        Patricia E. Hutton was recently appointed to UCDP's Park Advisory Board. During the past nineteen years, Ms. Hutton has held several positions within GE, including NBC. From 2002 to 2004, Ms. Hutton served as Chief Financial Officer of NBC and Telemundo owned and operated stations. In May 2004, Ms. Hutton was appointed Executive Vice President and Chief Financial Officer of NBC Universal Pictures & Studios.

        Howard A. Lipson has been a member of UCDP's Park Advisory Board since July 2000. Mr. Lipson is a Senior Managing Director at The Blackstone Group L.P., which he joined in 1988. Prior to joining The Blackstone Group L.P., Mr. Lipson was a member of the Mergers and Acquisitions Group of Salomon Brothers, Inc. He currently serves as a Director of Allied Waste Industries, Columbia House Holdings, Inc. and Graham Packaging Company.

        Jon M. Barnwell has been a member of UCDP's Park Advisory Board since March 2002. Mr. Barnwell is a Principal at The Blackstone Group L.P., which he joined in 1997. Mr. Barnwell currently serves as a Director of Financial Guaranty Insurance Company.

        Robert K. Gault, Jr.    has been UCDP's President and Chief Executive Officer since 2003 after serving as President and Chief Operating Officer since 2001. From 1996 to 2001, he served as Executive Vice President and Chief Operating Officer of Universal Studios Japan. Prior to that time period, Mr. Gault served as President and Chief Operating Officer of Universal Studios Hollywood, with responsibility for the operation of both the theme park and the CityWalk entertainment complex. Prior to joining Vivendi Universal Entertainment, Mr. Gault worked for Anheuser Busch.

        Wyman T. Roberts has been Executive Vice President and Chief Marketing Officer of Universal Parks & Resorts, a division of Vivendi Universal Entertainment, since 2001. Prior to joining Vivendi Universal Entertainment, in 2001, he was Executive Vice President of Marketing for Red Lobster Restaurants, where he was responsible for advertising, market research, menu and food development and menu services.

        Michael J. Short has been UCDP's Executive Vice President and Chief Financial Officer since 2000. From 1997 to 1998 he was Vice President of Financial Planning and Analysis. From 1998 to 2000, Mr. Short served as Vice President of Strategic Planning and Mergers and Acquisitions for The Seagram Company. From 1992 to 1997, Mr. Short held various finance positions at Seagram. Mr. Short graduated from the United States Naval Academy in 1982 and earned an MBA from Columbia University in 1991.

        John R. Sprouls was recently appointed as a Universal CPM Representative for Holdings and has been Universal Parks & Resorts Executive Vice President, Human Resources, Legal & Business Affairs since 2004. He was appointed President/Chief Executive Officer of Holdings in 2004. Since 1999, Mr. Sprouls was Universal Parks & Resorts Executive Vice President, Chief Human Resources Officer. Prior to that, Mr. Sprouls served as Universal Parks & Resorts Senior Vice President of Administration from 1997 to 1999, and Universal Parks & Resorts Vice President of Human Resources from 1996 to 1997. Prior to joining us in 1996, Mr. Sprouls held various Human Resource roles within The Seagram Company, Ltd., including Senior Vice President of Human Resources for the Seagram Spirits and Wine Group from 1991 to 1996.

        Richard E. Costales has been UCDP's Senior Vice President, Park Operations since 1994. From 1991 to 1994, he served as UCDP's Vice President of Operations. Prior to 1991, Mr. Costales was UCDP's Director of Operations.

        Richard T. Florell has been UCDP's Senior Vice President and General Manager, Resort Revenue Operations since 2003. From 2000 to 2003, Mr. Florell was Senior Vice President and General Manager of CityWalk and Resort Shared Services. From 1995 to 2000 Mr. Florell was Vice President of CityWalk. Prior to joining us in 1995, Mr. Florell was vice president of specialty entertainment centers at Walt Disney World, which included Pleasure Island, Disney's Village Marketplace, Resort Retail Operations, Resort Entertainment and Development of Downtown Disney.

        Peter C. Giacalone has been UCDP's Senior Vice President, Business Development, since 2004. From 1997 to 2003, Mr. Giacalone was Senior Vice President, Business Development, Universal Parks & Resorts, a division of Vivendi Universal Entertainment. From 1994 to 1996, Mr. Giacalone was UCDP's Vice President Business Administration. Prior to holding that position he served as UCDP's Director Business Administration from 1991 to 1993. Prior to holding that position, he served as UCDP's Assistant Controller from 1987 to 1990.

        Gretchen Hofmann has been UCDP's Senior Vice President, Sales and Marketing since 2003. From 2001 to 2003, Ms. Hofmann was UCDP's Senior Vice President, Marketing. From 1993 to 2001, she worked for Tricon Global Restaurants, formally known as PepsiCo in a number of capacities, in the U.S. and internationally including vice president of marketing for the Taco Bell Corp., from 1998 to 2001. Prior to joining PepsiCo, Ms. Hofmann served in a variety of capacities for BBDO New York, ultimately serving as Vice President Account Supervisor for the Polaroid and Pizza Hut accounts.

        J. Michael Hightower has been UCDP's Senior Vice President, Technical Services since 2004 and was UCDP's Director of Projects from 1995 to 1998 and from 1998 until 2000 he served as Vice President of Attraction Development for Universal's Islands of Adventure. From 2002 to 2004, Mr. Hightower was Vice President of Project Management for Universal Creative, a division of Vivendi Universal Entertainment. From 2000 to 2002, Mr. Hightower served as Vice President of Attraction Management for Universal Studios Recreation Japan Planning.

        James A. Timon has been UCDP's Senior Vice President, Entertainment since 2004. Since 2003, Mr. Timon was UCDP's Vice President of Entertainment after providing consulting services to us since 2002. From 1996 to 2002, he served as President of Renaissance Entertainment. Prior to joining Renaissance Entertainment, Mr. Timon was Vice President of Entertainment for Universal Studios Hollywood, another theme park owned by Vivendi Universal Entertainment.

        Charles L. Glass has been UCDP's Vice President of Finance and Treasurer since 1998. From 1988 to 1998, Mr. Glass held two positions, UCDP's Controller and UCDP's Vice President of Finance and Controller. Prior to joining us, Mr. Glass was Vice President Finance and Chief Financial Officer for Florida Express Inc. Prior to that he was senior vice president and controller for Trans World Airlines, Inc. Mr. Glass received a B.A. in accounting from Duke University and is a Certified Public Accountant in North Carolina.

        Catherine A. Roth has been UCDP's Vice President of Legal Affairs since February 2001. From 1990 until 1992, she served as UCDP's Senior Attorney, from 1992 until 2000 as UCDP's Director, Legal and Business Affairs and from 2000 to 2001 as Senior Director, Legal and Business Affairs. Prior to holding those positions, she worked for Merhson, Sawyer, Johnston, Dunwody & Cole and Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey in Miami, Florida. Ms. Roth received her J.D. from the University of Miami.

        Tracey L. Stockwell has been UCDP's Vice President of Finance and Controller since 2000. From 1999 to 2000, she served as UCDP's Senior Director of Finance. From 1997 to 1999, she was UCDP's Director of Finance. Prior to that position Ms. Stockwell was a senior manager for Price Waterhouse in Orlando. Ms. Stockwell received a B.Com from the University of Windsor, Ontario and is a licensed Certified Public Accountant in Florida.

        Jean Louis Bonnier was recently appointed Universal Parks & Resorts Vice President, Finance. Prior to joining Universal Parks & Resorts, Mr. Bonnier was Vice President of NBC Stations Division. He has been with NBC since 1999 and various businesses within GE since 1991.

Audit Committee

        Our audit committee is comprised of two members. Each of Blackstone and Vivendi Universal Entertainment, who together hold 100 percent of our equity interests (each holding a 50 percent interest), has appointed one member. Blackstone has appointed Jon M. Barnwell and Vivendi Universal Entertainment has appointed Jean Louis Bonnier. While Mr. Barnwell has been a member since August 2003, Mr. Bonnier was recently appointed.

        We do not have any securities listed on a national securities exchange and are not a listed issuer. Accordingly, the rules pertaining to audit committees and the rules pertaining to the designation of an audit committee financial expert which apply to listed issuers do not apply to us. As a result, we have not designated an audit committee financial expert nor do we have an audit committee which complies with the rules which apply to listed issuers.

Changes in Directors and Executives

        Effective March 9, 2005, David A. Stonehill stepped down from our Park Advisory Board. At this point, a replacement has not been assigned.

        On February 3, 2005, Michael E. Corcoran stepped down from our Park Advisory Board and Audit Committee. We appointed Patricia Hutton to be Mr. Corcoran's replacement on our Park Advisory Board.

        In May 2004, Glenn Gumpel stepped down from our Park Advisory Board to become President of USJ Co., Ltd. His replacement was Deborah Reif.

Code of Ethics

        We have adopted a Code of Conduct applicable our Senior Financial Officers, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the Code of Conduct is available upon written request, and is filed as part of this Report as Exhibit 14.1. In addition, our principal executive officer, and principal financial officer are subject to a Code of Conduct applicable to GE employees, which is also attached as Exhibit 14.2.

Item 11.    Executive Compensation

Summary compensation table

        The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to our Chief Executive Officer and each of our four other most highly compensated executive officers as of December 31, 2004 collectively the "named executive officers".

			Annual compensation		Long-term Incentive Plan
Name and principal position	Year	Salary ($)	Bonus ($)(1)	Other annual compensation ($)(2)	Securities underlying options (#)	LTIP Payout ($)(3)	All other compensation ($)(4)
Robert K. Gault, Jr.(5)(6) President and Chief Executive Officer, Universal Orlando	2004 2003 2002	494,569 482,300 480,838	391,500 306,000 218,500	— — —	— — —	2,119,500 — —	62,341 50,437 50,588
Wyman T. Roberts(5)(6) Executive Vice President and Chief Marketing Officer, Universal Parks & Resorts	2004 2003 2002	205,077 200,000 195,851	200,000 156,800 134,400	— — —	— — —	1,107,000 — —	19,721 16,295 15,319
Michael J. Short(6) Executive Vice President and Chief Financial Officer, Universal Orlando	2004 2003 2002	324,914 313,000 312,062	211,200 157,300 104,500	— — —	— — —	1,390,500 — —	29,383 32,590 30,559
Gretchen Hofmann Senior Vice President, Sales and Marketing, Universal Orlando	2004 2003 2002	355,344 312,471 302,193	214,922 123,406 103,702	— — —	— — —	1,107,000 — —	17,222 10,886 6,628
Fred J. Lounsberry(5)(6)(7)(8) Former Senior Vice President, Sales, Universal Parks & Resorts	2004 2003 2002	287,859 283,049 282,191	— 114,480 89,100	— — —	— — —	499,500 — —	39,407 36,937 31,164	(9)

(1)
Represents bonus earned in 2002, 2003, and 2004. Previously this had been reported on a paid basis. Annual Incentive Plan awards are based on operating performance as measured by EBITDA and cash flow (see "—Annual Incentive Plan).

(2)
Amounts totaling the lesser of either $50,000 and 10% of the total of the annual salary and bonus reported for the named executive officer have been omitted.

(3)
Calculated with respect to fiscal 2004, but paid on February 18, 2005.

(4)
The amounts shown in this column for fiscal 2004 include the following:

(i)
Prior to May 11, 2004 Vivendi Universal maintained a pension plan for employees (including Messrs. Gault, Roberts, Short and Lounsberry) of Vivendi Universal Entertainment and certain other U.S. subsidiaries. The pension plan applied annual contribution credits as a percent of pay and annual fixed interest rate credits to participants' account balances. In 2004 the cost of these contributions was $21,376 in the case of Mr. Gault, $5,857 in the case of Mr. Roberts, $11,713 in the case of Mr. Short and $17,631 in the case of Mr. Lounsberry. In connection with the Universal Transactions, on May 11, 2004 General Electric assumed responsibility for certain compensation matters. Accordingly, as of May 11, 2004 General Electric has maintained a pension plan for employees (including Messrs. Gault, Roberts and

    Short) of Vivendi Universal Entertainment and certain other U.S. subsidiaries. In 2004 the cost of these contributions was $4,650 in the case of Mr. Gault, $2,325 in the case of Mr. Roberts and $4,538 in the case of Mr. Short.

  (ii)
  Prior to May 11, 2004, Vivendi Universal maintained an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives (including Messrs. Gault, Roberts, Short and Lounsberry). In 2004 the cost of these contributions was $25,350 in the case of Mr. Gault, $6,825 in the case of Mr. Roberts, $5,051 in the case of Mr. Short and $3,486 in the case of Mr. Lounsberry. This has been discontinued following the NBC Universal Transaction.

  (iii)
  Prior to May 11, 2004 Vivendi Universal also matched contributions made by employees (including Messrs. Gault, Roberts and Short) under the Vivendi Universal 401(k) Plan. In 2004 the cost of these contributions was $3,717 in the case of Mr. Gault, $3,690 in the case of Mr. Roberts and $7,380 in the case of Mr. Short. In connection with the Universal Transactions, on May 11, 2004 General Electric assumed responsibility for certain compensation matters. Accordingly, as of May 11, 2004 General Electric has matched contribution made by employees (including Mr. Roberts) under the GE Savings & Security Program. In 2004 the cost of these contributions was $350 in the case of Mr. Roberts.

  (iv)
  We match contributions made by employees (including Ms. Hofmann and Mr. Lounsberry) under the Universal Orlando 401(k) Plan. In 2004 the cost of these contributions was $8,200 in the case of Ms. Hofmann and $4,790 in the case of Mr. Lounsberry.

  (v)
  We match contributions made by employees under our deferred compensation plan. In 2004 the cost of these contributions was $9,022 in the case of Ms. Hofmann. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

  The amounts shown in this column for fiscal 2003 include the following:

  (i)
  Prior to May 11, 2004 Vivendi Universal maintained a pension plan for employees (including Messrs. Gault, Roberts, Short and Lounsberry) of Vivendi Universal Entertainment and certain other U.S. subsidiaries. The pension plan applied annual contribution credits as a percent of pay and annual fixed interest rate credits to participants' account balances. In 2003 the cost of these contributions was $20,780 in the case of Mr. Gault, $5,695 in the case of Mr. Roberts, $11,390 in the case of Mr. Short and $17,137 in the case of Mr. Lounsberry.

  (ii)
  Prior to May 11, 2004 Vivendi Universal maintained an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives (including Messrs. Gault, Roberts, Short and Lounsberry). In 2003 the cost of these contributions was $26,000 in the case of Mr. Gault, $7,000 in the case of Mr. Roberts, $14,000 in the case of Mr. Short and $19,800 in the case of Mr. Lounsberry.

  (iii)
  Prior to May 11, 2004 Vivendi Universal also matched contributions made by employees under the Vivendi Universal 401(k) Plan. In 2003 the cost of these contributions was $3,657 in the case of Mr. Gault, $3,600 in the case of Mr. Roberts and $7,200 in the case of Mr. Short.

  (iv)
  We match contributions made by employees under our deferred compensation plan. In 2003 the cost of these contributions for Ms. Hofmann was $9,022. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

  The amounts shown in this column for fiscal 2002 include the following:

  (i)
  Prior to May 11, 2004 Vivendi Universal maintained a pension plan for employees (including Messrs. Gault, Roberts, Short and Lounsberry) of Vivendi Universal Entertainment and

    certain other U.S. subsidiaries. The pension plan applied annual contribution credits as a percent of pay and annual fixed interest rate credits to participants' account balances. In 2002 the cost of these contributions was $20,906 in the case of Mr. Gault, $5,727 in the case of Mr. Roberts, $11,453 in the case of Mr. Short and $17,245 in the case of Mr. Lounsberry.

  (ii)
  Prior to May 11, 2004 Vivendi Universal maintained an executive supplemental pension plan to provide additional payments on an unfunded basis to certain managers and executives (including Messrs. Gault, Roberts, Short and Lounsberry). In 2002 the cost of these contributions was $26,000 in the case of Mr. Gault, $7,000 in the case of Mr. Roberts, $11,906 in the case Mr. Short and $13,920 in the case of Mr. Lounsberry.

  (iii)
  Prior to May 11, 2004 Vivendi Universal also matched contributions made by employees under the Vivendi Universal 401(k) Plan. In 2002 the cost of these contributions was $3,682 in the case of Mr. Gault, $2,592 in the case of Mr. Roberts and $7,200 in the case of Mr. Short.

  (iv)
  We match contributions made by employees under our deferred compensation plan. In 2002 the cost of these contributions for Ms. Hofmann was $6,173. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.

(5)
As a result of the NBC Universal Transaction, Vivendi Universal Entertainment ceased to be a participant in the Vivendi Universal 401(k) Plan, the Vivendi Universal Retirement Account Plan, the Vivendi Universal Supplemental Retirement Account Plan and the Universal Studios, Inc. Supplemental Executive Retirement Plan. Set out below is a summary of the changes resulting from Vivendi Universal Entertainment ceasing to be a participant following the NBC Universal Transaction:

(i)
The participants in the Vivendi Universal 401(k) Plan as of May 11, 2004 became 100% vested in such plan. As a result, participants were eligible to take a distribution from the plan. If their account balance was greater than $5,000, they could leave their monies in the plan until no later than age 70 1/2.

(ii)
Members of the Vivendi Universal Retirement Account Plan as of May 11, 2004 became 100% vested in such plan. Members were eligible to take a distribution from the plan or if their account balance was greater than $5,000, they could leave their monies in the plan until no later than age 65.

(iii)
Members of the Vivendi Universal Supplemental Retirement Account Plan as of May 11, 2004 became 100% vested in the plan. Distributions from the plan began in August 2004 and continue to be distributed unless a member's account balance is greater than $25,000 and an election is on file to defer their distribution to a later date.

(iv)
Prior to the establishment of the Vivendi Universal Supplemental Retirement Account Plan the Universal Studios, Inc. Supplemental Executive Retirement Plan was maintained to provide additional payments on an unfunded basis to certain managers and executives (including Messrs. Gault and Lounsberry). As of May 11, 2004, participants in the Universal Studios, Inc. Supplemental Executive Retirement Plan had a status change to terminated. Distributions based on their election on file were processed following a valuation on June 30, 2004.

  The effect of the foregoing on each named executive officer and such named executive officer's response is described below.

	Action	Result
Robert K. Gault, Jr.
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$204,514 was distributed on 08/25/2004
Pension Plan	Elected to take a distribution from his account.	$139,092 was distributed on 09/01/2004
Supplemental Pension Plan	Deferral on file.	$208,988 account balance
Supplemental Executive Retirement Plan	Account was distributed to member.	$100,179 was distributed on 08/20/2004
Wyman T. Roberts
Vivendi Universal Entertainment 401(k) Plan	Currently has an account balance.	$147,199 account balance
Pension Plan	Elected to take a distribution from his account.	$48,060 was distributed on 12/01/2004
Supplemental Pension Plan	Account was distributed to member.	$62,028 was distributed on 08/01/2004
Michael J. Short
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$254,208 was distributed on 10/06/2004
Pension Plan	Elected to take a distribution from his account.	$96,521 was distributed on 12/01/2004
Supplemental Pension Plan	Account was distributed to member.	$76,070 was distributed on 09/01/2004
Fred J. Lounsberry
Vivendi Universal Entertainment 401(k) Plan	Elected to take a distribution from his account.	$499,881 was distributed on 08/23/2004
Pension Plan	Elected to take a distribution from his account.	$130,714 was distributed on 12/01/2004
Supplemental Pension Plan	Account was distributed to member.	$129,847 was distributed on 10/01/2004
Supplemental Executive Retirement Plan	Account was distributed to member.	$75,585 was distributed on 08/13/2004

(6)
During 2004, 2003 and 2002, Mr. Gault, Mr. Roberts, Mr. Short and Mr. Lounsberry were employees of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of their employment compensation based on the time they spend working on UCDP matters.

  In 2004, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault's and Mr. Short's employment compensation, 90% of the cost of Mr. Lounsberry's employment compensation and 50% of the cost of Mr. Robert's employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer

  In 2003, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault's and Mr. Short's employment compensation, 90% of the cost of Mr. Lounsberry's employment compensation, 50% of the cost of Mr. Robert's employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer.

  In 2002, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault's and Mr. Short's employment compensation, 90% of the cost of Mr. Lounsberry's employment compensation, 50% of the cost of Mr. Robert's employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable executive officer.

(7)
Mr. Lounsberry's employment agreement with Universal Studios, Inc. has been assigned to UCDP and terminated February 28, 2005. Mr. Lounsberry ceased serving as Senior Vice President of Sales for Universal Parks & Resorts on September 4, 2004.

(8)
In February 2005, Mr. Lounsberry was paid an aggregate of $278,913 in connection with the termination of his employment. In addition, Mr. Lounsberry will continue to be paid supplemental severance pay of $24,061 per month until February 2006. Mr. Lounsberry is also entitled to health, dental and vision benefits until February 2006.

(9)
Includes $13,500 in lieu of outplacement services.

Employment agreements

        Mr. Robert K. Gault, Jr., Mr. Wyman T. Roberts, and Mr. Michael J. Short are parties to employment agreements with Universal Studios, Inc., which have been assumed by Vivendi Universal Entertainment, and Mr. Fred Lounsberry and Ms. Gretchen Hofmann are each a party to an employment agreement with UCDP. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

Robert K. Gault, Jr.

        Universal Studios, Inc. has an employment agreement with Mr. Gault, which has been assumed by VUE, pursuant to which he serves as President and Chief Executive Officer, UCDP. The term of the agreement continues through April 30, 2008, and if Universal Studios, Inc. continues Mr. Gault's employment beyond the expiration of the term without having entered into a new contract, such employment will be "at will." Under the agreement, Mr. Gault receives a base annual salary and is eligible to participate in UCDP's Long-Term Incentive Plan and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause or in the case of death, Mr. Gault or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Gault is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Universal Studios, Inc.'s employees, consultants or representatives to leave their employment or to work for competitors.

Wyman T. Roberts

        Pursuant to an employment agreement with Universal Studios, Inc., which has been assumed by VUE, Mr. Roberts serves as Executive Vice President and Chief Marketing Officer for Universal Parks & Resorts. The agreement continues through January 22, 2006. Any employment that continues beyond the term and without an extension of the contract will be "at will." In addition to his base annual salary, the agreement provides for a retention bonus in the amount of $325,000, of which $125,000 was payable upon execution of the agreement in January 2001, $100,000 was payable in February 2002 and $100,000 was payable in February 2003. Mr. Roberts is also qualified to participate in UCDP's Long-Term Incentive Plan, annual incentive plan, a stock incentive plan and other general benefit plans. Under the termination provisions of the agreement, Mr. Roberts is entitled to accrued but unpaid base salary and other unpaid benefits in the event of termination for cause or in the event of death. In the case of a termination without cause, Mr. Roberts would continue to receive base salary and certain categories of benefits through the expiration of the term of the agreement, provided that he continued to adhere to certain provisions in his employment agreement, which include confidentiality, non-competition and non-solicitation covenants.

Michael J. Short

        Mr. Short has an employment agreement with Universal Studios, Inc. which has been assumed by VUE, that continues through August 31, 2005, and will be "at will" if there are no extensions. Under the agreement, Mr. Short serves as UCDP's Executive Vice President and Chief Financial Officer. In addition to receiving a base salary, Mr. Short is eligible to participate in UCDP's Long-Term Incentive Plan, UCDP's annual incentive plan, the Vivendi Universal stock option plan and other benefit plans that are generally available to employees of Universal Studios, Inc. In the event of termination for cause, Mr. Short receives accrued but unpaid base salary due through the termination date and other unpaid amounts due under benefit plans or programs. In the event of involuntary termination, Mr. Short's base salary and benefits (with the exception of certain specified types of plans) will continue through the expiration of the term of the agreement, provided that he continues to adhere to certain provisions under the agreement including the confidentiality, non-compete and non-solicitation covenants. If there is a termination due to death or disability, in addition to receiving his accrued but unpaid salary and benefits for the periods set forth in the agreement, Mr. Short would also be entitled to a pro rata portion of his bonus for the year of termination.

Gretchen Hofmann

        UCDP has an employment agreement with Ms. Hofmann for her services as Senior Vice President, Sales and Marketing. We previously exercised the first option to extend this agreement through March 18, 2005, and on December 1, 2004, we exercised our second option for extending this agreement commencing March 19, 2005 and continuing through March 18, 2007. Under the employment agreement, Ms. Hofmann may be terminated "for cause," which includes a material failure to perform her duties or failure to comply with UCDP's policies, or in the event she has suffered a permanent and total disability preventing her from performing her duties. Ms. Hofmann is eligible to receive a target incentive bonus of 30% of base salary. Ms. Hofmann's benefits also include participation in UCDP's Long-Term Incentive Plan, UCDP's 401(k) plan and the Vivendi Universal stock option program. Pursuant to the employment agreement, Ms. Hofmann is subject to a standard employee confidentiality and non-disclosure agreement.

Fred J. Lounsberry

        Mr. Lounsberry's employment agreement with Universal Studios, Inc. has been assigned to UCDP and terminated February 28, 2005. Mr. Lounsberry ceased serving as Senior Vice President of Sales for Universal Parks & Resorts on September 4, 2004. In addition to receiving a base salary, Mr. Lounsberry is eligible to participate in Universal's annual incentive plan, the Vivendi Universal stock option plan, UCDP's Long Term Incentive Plan and other benefit plans that are generally available to employees of Universal Studios, Inc. Under the termination provisions of the agreement, Mr. Lounsberry received accrued but unpaid base salary and unpaid benefits. Mr. Lounsberry continued to receive base salary and certain categories of benefits through the expiration of the term of the agreement. He will also receive supplemental separation payments.

Long-Term Incentive Plan

        UCDP's Long-Term Incentive Plan provided key employees the opportunity to benefit from UCDP's growth in value. Employees who were eligible to participate in the plan were limited to UCDP's Executive Committee members, UCDP's business unit heads and a select group of UCDP's Universal Parks & Resorts senior executives. Under the plan, which was administered by UCDP's Park Advisory Board, each participant was granted one or more VARs that became exercisable and payable on January 1, 2005. The value of a VAR was generally based on the growth in market value of the equity interests of the ownership partners (Blackstone and Vivendi Universal Entertainment) in UCDP. A pool was established for valuing the VARs and such pool was equal to 2% of the growth in UCDP's equity value. The value of a VAR was calculated by dividing the total pool value by the total number of outstanding VARs. Under the plan, all awards were paid in cash. If a participant ceased to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continued under the plan and were pro-rated. Where there was a termination (other than for cause), the participant was not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least six months. If a person ceased to be employed by UCDP or Universal Parks & Resorts for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted were canceled. The Long-Term Incentive Plan was paid out in February 2005.

Annual Incentive Plan

        Our Annual Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the plan, which is administered by our Compensation department, each participant has a bonus target generally based on their level in the organization. Each year participants and their managers create individual objectives which support the overall operating plan. At the conclusion of the fiscal year the individual objectives are evaluated and an overall personal performance percentage is assigned to them. Concurrently, company performance is determined by operating performance of UCDP. Payout is then based on the target multiplied by personal performance multiplied by company performance. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause) they will participate in the plan on a pro-rata basis. If a person ceases to be employed by us or Vivendi Universal Entertainment for reasons other than retirement, disability, death or termination (other than for cause) prior to plan payout their participation in the plan is terminated and no plan payments are made.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Not applicable.

Item 13.    Certain Relationships and Related Transactions

Vivendi Universal Entertainment's special fee

        Under our partnership agreement, a "special fee" is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal's Islands of Adventure. For 2002, 2003 and 2004, the special fee payable was $29.4 million, $30.6 million, and $36.6 million, respectively. For 2002, 2003 and 2004, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $4.0 million, $4.9 million, and $6.3 million, respectively.

        Under our Term Loan and notes, the special fee related to both Universal Studios Florida and Universal's Islands of Adventure can only be paid upon achievement of certain but different leverage ratios. These ratios were met during the year ended December 31, 2004. Historically, the special fee related to Universal's Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal's Islands of Adventure in an aggregate amount equal to $234.7 million. Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal's Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal's Islands of Adventure can be paid if leverage ratios are met. Holdings used $70.0 million of its proceeds to purchase from Vivendi Universal Entertainment its right to receive the most recently accrued $70.0 million of deferred special fees relating to Universal's Islands of Adventure. In addition, $50.0 million of the next most recently accrued deferred special fees relating to Universal's Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our credit agreements or our notes.

        During 2004, we paid total fees of $15.7 million to Vivendi Universal Entertainment. At December 31, 2004, the amount due to Vivendi Universal Entertainment included $10.1 million and $7.8 million, respectively, related to the current and deferred portion of the special fees payable. At December 31, 2004, respectively, UCDP had long-term deferred special fees payable to Vivendi Universal Entertainment and Holdings of $26.6 million and $70.2 million, respectively. Pursuant to certain subordination agreements, the special fees may not be paid if there is an event of default (or to the knowledge of our officers a default) under our credit agreements or our notes.

Other Partner Matters

        The partners of Holdings entered into an amended and restated partners' agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in Holdings, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in Holdings to a third party provided the other party be permitted to require the third party to purchase such other party's interest in Holdings at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in Holdings without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties' interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties' interests that is imputed from the offer made by the first party to the second party (i.e., as long as VUE and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in Holdings is not a "change of control" for the purposes of our notes and our amended and restated credit facilities and the notes of Holdings, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a "change of control".

Reimbursement of UCDP's manager's costs

        Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2002, 2003 and 2004, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $31.0 million, $36.7 million, and $27.2 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

  •
  Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2002, 2003 and 2004, the cost of insurance coverage allocated to us was $11.5 million, $13.7 million, and $11.6 million, respectively.

  •
  Creative Services—Vivendi Universal Entertainment's creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2002, 2003 and 2004, the costs of the creative group allocated to us were $3.2 million, $7.0 million, and $4.6 million, respectively.

  •
  Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2002, 2003 and 2004, the costs of merchandise management allocated to us were $2.3 million, $3.4 million, and $2.5 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2002, 2003 and 2004, these purchases amounted to $530,000, $765,000, and $318,000, respectively.

  •
  Shared Executive Salaries—a number of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2002, 2003 and 2004, the total amount of these costs allocated to us was $5.0 million, $4.3 million, and $3.7 million, respectively.

  •
  General Overhead—We also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to finance and legal services, international marketing, information systems and overhead.

    In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2002, 2003, and 2004, the total amount of these costs allocated to us was $8.5 million, $7.5 million, and $4.4 million, respectively.

Advisory services agreement

        In July 2002, we entered into an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In both 2003 and 2004, we incurred $2.5 million for the advisory fee.

Partner distributions

        In 2003 and 2004, respectively, we paid an aggregate of $10.0 million and $97.1 million in distributions to Holdings.

Transactions with UCF Hotel Venture

        Vivendi Universal Entertainment indirectly owns 25% of UCF Hotel Venture, which owns the three hotels at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel with UCF Hotel Venture. Under the leases, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues. In 2002, 2003, and 2004, the rent earned by us under the leases was $1.4 million, $1.9 million, and $2.0 million, respectively. Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2002, 2003 and 2004, total hotel room key charges from UCF Hotel Venture were $7.6 million, $9.5 million, and $9.3 million, respectively.

Reciprocal covenants and easement agreement

        Under a Reciprocal Covenants and Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2002, 2003 and 2004, UCF Hotel Venture's portion of the total maintenance and operating costs related to transportation was $828,000, $1,059,000 and $1,122,000 respectively.

        We are also required to maintain all Universal Orlando Resort common areas, such as roadways and non-transportation roadways. UCF Hotel Venture reimburses us on a graduating scale as hotels open. In 2002, 2003, and 2004, the total common area maintenance costs from UCF Hotel Venture were $235,000, $308,000, and $280,000, respectively.

        We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 4% of each hotel's revenue to cover marketing costs. In 2002, 2003 and 2004, the total hotel marketing costs from UCF Hotel Venture was $5.7 million, $7.6 million, and $8.2 million, respectively.

        Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2002, 2003 and 2004, the total travel agent commissions earned through UCF Hotel Venture was $245,000, $260,000, and $286,000, respectively, and the amounts for credit card fees was $142,000, $154,000, and $155,000, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2002, 2003 and 2004, the total booking fees UCF Hotel Venture earned by us was $199,000, $196,000 and $147,000, respectively.

Transactions with certain CityWalk operations

        Vivendi Universal Entertainment has an indirect interest in certain of the restaurants and retail outlets in CityWalk.

        Vivendi Universal Entertainment, through a subsidiary, owns several retail stores, including Dapy, Glow and the Universal Studios Store, that lease space in CityWalk from us under customary and market lease agreements. In 2002, 2003 and 2004, the total rent earned by us for these stores was $728,000, $744,000 and $780,000, respectively. Pursuant to management agreements, we have been managing the Universal Studios Store since 2002, and in 2003 began managing both Dapy and Glow. We are paid a management fee of 5% of the gross sales generated at each store. In 2002, 2003 and 2004, the management fee earned by us was $42,000, $178,000 and $208,000, respectively.

        Vivendi Universal Entertainment indirectly owns 50% of the Hard Rock Cafe/Hard Rock Live venue located in CityWalk and pays UCDP rent of 2.5% of revenue. In 2002, 2003 and 2004, the total rent earned by UCDP was $1.2 million, $1.2 million and $1.3 million, respectively.

        Formerly, Vivendi Universal Entertainment indirectly owned 80% and we owned the remaining 20% of Motown Cafe Orlando L.P., LLLP (Motown), which owns a restaurant in CityWalk. Motown leased space in CityWalk from us under a customary and market lease agreement. In 2002, 2003 and 2004, the total rent earned by us was $877,000, $869,000 and $980,000, respectively. We also operated and managed the Motown for which we were paid a management fee of 5% of restaurant revenues. In 2002, 2003 and 2004, the total management fees earned by us was $218,000, $199,000 and $190,000, respectively. In addition, we incurred various costs on behalf of Motown including payroll, property taxes, food purchases and are reimbursed for those costs. In 2002, 2003 and 2004, the total amounts incurred from Motown for these expenses was $3.6 million, $2.5 million and $2.8 million, respectively. On December 31, 2004, Motown was dissolved. In addition, the lease in CityWalk with Motown was terminated. In return, ownership of the leasehold improvements was transferred from Motown to us. As of January 1, 2005, the restaurant ceased to be operated as a Motown Cafe.

Transactions with other theme parks owned by Vivendi Universal Entertainment

        Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild®, in an Orlando FlexTicket program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket program. In 2002, 2003 and 2004, our share of revenue from the Orlando FlexTicket program was $27.4 million, $31.6 million and $40.6 million, respectively. In 2002, 2003 and 2004, Wet n Wild®'s share was $5.2 million, $6.0 million and $7.7 million, respectively.

        In late 2002 we started purchasing food and alcohol supplies for Wet n Wild® to enable Wet n Wild® to benefit from our purchasing relationships. Although Wet n Wild® does not pay us a fee or commission for this service we benefit from lower food and alcohol prices as a result of our increased buying power.

        For our rides and attractions that are also developed for other Universal theme parks by the creative group of Vivendi Universal Entertainment, we share research and development costs. These costs are allocated pro rata among the various Universal theme parks that are building the ride or attraction.

        From time to time we may enter into arrangements with other theme parks owned or operated by Vivendi Universal Entertainment to share the expertise of certain employees with other parties. For example, in 2001 we sent a number of our employees to Universal Studios Japan to assist in training staff in connection with the opening of that park. We may enter into similar arrangements with other theme parks that Vivendi Universal Entertainment or its affiliates may develop in the future. Services rendered to affiliates are either reimbursed or paid directly by the affiliate.

Transactions with NBC Universal

        As a result of the NBC Universal Transaction we have begun to realize some synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, in particular advertising time on the NBC television network. In addition, NBC television and cable services receive visual identification in our parks. During the period from the closing of the NBC Universal Transaction to December 31, 2004, we received advertising/promotional time from NBC Universal and NBC Universal received visual identification in our theme parks. We estimate the value of both sides of this transaction during such period to be approximately $1.6 million.

Consultant agreement

        In 1987, we entered into an agreement with Steven Spielberg (the "Consultant") to supply consulting services for a fee based on our gross revenues. Diamond Lane Productions, the entity to which he has assigned his rights, is also entitled to a fee based on the gross revenues of all gated motion picture and/or television themed attractions owned or operated, in whole or in part, by (or pursuant to a license from) us, or MCA Inc. (now Universal Studios, Inc.), any of our partners or any of their affiliates ("comparable projects"), other than at Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan, which is partially owned by affiliates of Vivendi Universal Entertainment. It is possible that comparable projects will be created in the future that would fall under the consulting agreement.

        For 2002, 2003 and 2004, the fees incurred by us under this agreement for our parks were approximately $14.7 million, $15.5 million and $18.5 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. These fees incurred were approximately $15.5 million for 2002, $14.0 million for 2003 and $14.7 million for 2004. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

        Although the agreement has no expiration date, starting in June 2010, the Consultant has the right under certain circumstances to terminate the periodic payments under the agreement and receive instead one payment equal to the fair market value of the Consultant's interest in our parks and all comparable projects that have been open at that time for at least one year. If the parties cannot agree on the fair market value of that interest, it will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant's interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.'s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the consulting agreement related to any comparable project that is not owned or controlled by us. Under the terms of our notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant agreement would be a permitted lien.

        On March 15, 2005, counsel for the Consultant delivered to us a report, which asserts that Consultant is owed additional fees, in an aggregate amount more than $12,000,000 for the period from 1992 to 2002. We are in the process of reviewing the assertions in the report. It is premature to assess the validity or accuracy of the report, the merits of the claims made, or the likelihood of any impact that this may have on our financial position or the results of our operations.

Blackstone loans

        JPMorgan Chase Bank and another lender made loans to the equity holders of Holdings that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holdings and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. All future distributions received by the borrowers from Holdings are to be applied to the payment of interest and repayment of the loans. It is anticipated that the only assets of the borrowers will be their equity interests in Holdings.

Item 14.    Principal Accounting Fees and Services

Audit Fees

        Fees for audit services totaled approximately $520,000 and $1,191,000 for the fiscal years ended December 31, 2004 and December 27, 2003, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations. The 2003 Audit Fees included invoices for work related to a registration statement as well as audits of prior years' financial statements.

Audit-Related Fees

        None.

Tax Fees

        None.

All Other Fees

        None.

Audit Committee Pre-Approval Policies

        The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

        Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Principal Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

        All of the services provided by Ernst & Young LLP described above were approved by our Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Financial Statements and Financial Statement Schedules

  (1)
  Consolidated Financial Statements.

      Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 40 of this report.

    (2)
    Consolidated Financial Statement Schedules.

      No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the financial statements or the notes thereto.

  (b)
  Exhibits

    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
3.2
Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
3.3
Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
4.1
Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
4.2
Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004 incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
4.3
Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

4.4
Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
4.5
Subordination Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.1
Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.2
License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.3
UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.4
Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001 incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
†10.5
Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.6
UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.7
Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

†10.8
Employment Agreement dated January 23, 2001, between Universal Studios, Inc. and Wyman Roberts incorporated herein by reference to Exhibit 10.8 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.9
Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.10
Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.11
Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.12
Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
†10.13
Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.14
Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.15
Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.16
Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.17
Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

*10.18
Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.19
Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
10.20
Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
10.21
Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
†10.22
Amendment to UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
†10.23
Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
†10.24
Amendment Number One to Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
†10.25
The Schwabplan® Directed Employee Benefit Trust Agreement incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.26
Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.'s Form 8-K Current Report filed on December 15, 2004, registration number 333-108661
10.27
Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004 incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

†10.28
Extension of Employment Agreement of Gretchen Hofmann, dated December 1, 2004, incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCHF I Finance, Inc., Universal City Florida Holding Co. II and UCHF II Finance, Inc., filed on March 22, 2005, registration number 333-122778.
14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics
14.2	General Electric Company Code of Conduct
21.1
List of Subsidiaries of Universal City Development Partners, Ltd. and UCDP Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
31(i).1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350
32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350
32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*
Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.
MARCH 21, 2005	By:	/s/ MICHAEL J. SHORT Michael J. Short Principal Financial and Accounting Officer
UCDP FINANCE, INC.
MARCH 21, 2005	By:	/s/ MICHAEL J. SHORT Michael J. Short Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT K. GAULT, JR. Robert K. Gault, Jr.	Principal Executive Officer of Universal City Development Partners, Ltd. and President (principal executive officer) of UCDP Finance, Inc.	March 21, 2005
/s/ MICHAEL J. SHORT Michael J. Short	Principal Financial and Accounting Officer of Universal City Development Partners, Ltd. and Treasurer (principal financial and accounting officer) of UCDP Finance, Inc.	March 21, 2005
/s/ TRACEY L. STOCKWELL Tracey L. Stockwell	Controller, Universal City Development Partners, Ltd.	March 21, 2005
/s/ THOMAS L. WILLIAMS Thomas L. Williams	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 21, 2005
/s/ PATRICIA E. HUTTON Patricia E. Hutton	Park Advisory Board Representative	March 21, 2005
/s/ DEBORAH M. REIF Deborah M. Reif	Park Advisory Board Representative	March 21, 2005
/s/ HOWARD A. LIPSON Howard A. Lipson	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 21, 2005
/s/ JON M. BARNWELL Jon M. Barnwell	Park Advisory Board Representative	March 21, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1
Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
3.2
Articles of Incorporation of UCDP Finance incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
3.3
Bylaws of UCDP Finance incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
4.1
Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
4.2
Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004 incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
4.3
Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
4.4
Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
4.5
Subordination Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.1
Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.2
License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.3
UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.4
Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001 incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.5
Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.6
UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.7
Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.8
Employment Agreement dated January 23, 2001, between Universal Studios, Inc. and Wyman Roberts incorporated herein by reference to Exhibit 10.8 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.9
Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.10
Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.11
Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.12
Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.13
Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.14
Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.15
Amendment No. 3 dated as of January 9,2004 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.16
Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661
10.17
Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
*10.18
Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.19
Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
10.20
Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

10.21
Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661
10.22
Amendement to UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.23
Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.24
Amendment Number One to Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.25
The Schwabplan® Directed Employee Benefit Trust Agreement incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.26
Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.'s Form 8-K Current Report filed on December 15, 2004, registration number 333-108661
10.27
Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004 incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778
10.28
Extension of Employment Agreement of Gretchen Hofmann, dated December 1, 2004, incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCHF I Finance, Inc., Universal City Florida Holding Co. II and UCHF II Finance, Inc., filed on March 22, 2005, registration number 333-122778.
14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics
14.2	General Electric Company Code of Conduct
21.1
List of Subsidiaries of Universal City Development Partners, Ltd. and UCDP Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Development Partners, Ltd.'s and UCDP Finance, Inc.'s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

31(i).1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(i).4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350
32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350
32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350
*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

QuickLinks

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. UCDP FINANCE, INC. FORM 10-K DECEMBER 31, 2004 TABLE OF CONTENTS
  Item 1. Business
PART II
SELECTED FINANCIAL DATA
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS