Form 10-K
period 2006-12-31
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2007-04-02
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

11 3/4% Senior Notes due 2010.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2):    Yes  ☐    No  ☒

As of April 2, 2007 there were 100 shares of common stock of UCDP Finance, Inc. outstanding. UCDP Finance, Inc. is a wholly-owned subsidiary of Universal City Development Partners, Ltd. Universal City Development Partners, Ltd. has no outstanding common equity which is not held by an affiliate.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

Certain definitions

All references in this Form 10-K to “Universal Orlando”, “we”, “us”, “our”, the “Company” or “UCDP” refer to Universal City Development Partners, Ltd., and its respective subsidiaries, collectively the registrant. “Holding I” refers to Universal City Florida Holding Co. I, limited partner of UCDP. “UCDP Ltd.” refers only to Universal City Development Partners, Ltd. “Holding II” refers to Universal City Florida Holding Co. II, general partner of UCDP. “Holdings” or “UCHC” refers collectively to Holding I and Holding II. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture (in which Vivendi Universal Entertainment has an indirect minority interest and which are not part of our financial statements). The Portofino Bay Hotel, a Loews Hotel (or “The Portofino Bay Hotel”), The Hard Rock Hotel (or “The Hard Rock Hotel”) and The Royal Pacific Resort, a Loews Hotel (or “The Royal Pacific Resort”) comprise the UCF Hotel Venture. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “UCDP Finance” refers to UCDP Finance, Inc., a wholly owned subsidiary of ours. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBC Universal” refers to NBC Universal, Inc., the indirect majority parent of Vivendi Universal Entertainment. “Vivendi Universal Entertainment” refers to Vivendi Universal Entertainment LLLP, the parent company of Universal CPM and our manager. “Blackstone” refers collectively to Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P. and Blackstone Family Media Partnership III L.P. and their subsidiaries who hold each of their respective interests in and are the remaining partners in Holdings. “Universal Parks & Resorts Vacations” refers to our subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Parks & Resorts” refers to a division of Vivendi Universal Entertainment. Our organizational structure is graphically depicted below.

Trademarks and Copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, TWISTER.Ride It Out, Earthquake—The Big One, E.T. Adventure, JAWS, The Flying Unicorn, Pteranadon Flyers, The Lost Continent, Poseidon’s Fury, The Eighth Voyage of Sindbad, Halloween Horror Nights, CityWalk and CityJazz are registered trademarks of Universal Studios. Bob Marley’s—A Tribute to Freedom, the groove, Revenge of the Mummy, Universal Parks & Resorts Vacations and Red Coconut Club are service marks of Universal Studios. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Dr. Doom’s Fearfall, Storm Force Accelatron, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights 2007 of Marvel and copyrights 2007 of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights 2007 of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Back to the Future and Back To The Future The Ride are registered trademarks and copyrights 2007 of Universal Studios/U Drive J.V. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, and Jurassic Park Discovery Center are a registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights 2007 of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal

Image S.A. Men In Black and Alien Attack are trademarks and copyrights 2007 of Columbia Pictures Industries, Inc. Beetlejuice and Beetlejuice’s Graveyard Revue are trademarks and copyrights 2007 of The Geffen Film Company and Universal Studios. Fear Factor is a trademark and copyright of Endemol Netherlands B.V., Inc. Nickelodeon, SpongeBob Squarepants, The Fairly Odd Parents, Hey Arnold!, Rugrats, The Adventures of Jimmy Neutron Boy Genius, Jimmy Neutron’s Nicktoon Blast, and all related titles, logos and characters are trademarks of Viacom International Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek 4-D are the trademarks and copyrights of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright 2007 of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. NASCAR Sports Grille Orlando & NASCAR are registered trademarks of NASCAR, Inc. Bubba Gump Shrimp Co. is a trademark and copyright 2007 of Par, Pic. Cinnabon is the registered trademark of Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Blue Man Group is a registered trademark of Blue Man Productions, Inc. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce, Inc. Quiet Flight is the registered trademark of Quiet Flight Surf Shop, Inc. The Endangered Species Store is the registered trademark of Kupono Investment, Inc. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney-MGM Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet n Wild is the registered trademark of Wet’n Wild, Inc. SeaWorld, Discovery Cove and Busch Gardens are registered trademarks of Busch Entertainment Corporation.

General

We own and operate two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a multi-day vacation destination. Universal Orlando Resort also includes three themed hotels, The Portofino Bay Hotel, a Loews Hotel, The Hard Rock Hotel and The Royal Pacific Resort, a Loews Hotel, which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Vivendi Universal Entertainment has an indirect minority interest. The results of the UCF Hotel Venture are not contained in our financial statements. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions.

Universal Studios Florida

Universal Studios Florida is a movie-based theme park designed to allow guests to become part of their favorite movies. Universal Studios Florida features a total of 20 rides, attractions and shows along with facades of famous film locations. Some of our current rides and shows are:

•	Revenge of the MummySM: Guests plunge into total darkness, as they face fireballs, beetles and an army of mummies on a psychological thrill ride.

•

Fear Factor Live: Guests have the opportunity to see if they have what it takes to conquer their fears in the unscripted, unpredictable and unlike anything you have ever seen before theme park experience, which is the first based on a reality show.

•	Shrek 4-D™: Guests join Shrek®, Donkey and Princess Fiona™ on an all new “4-D” adventure that picks up where DreamWorks’ Oscar® winning movie left off.

•	JAWS®: A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.

•	Jimmy Neutron’s Nicktoon Blast™: A wild rocket chase through the world of some favorite Nicktoons®, such as SpongeBob SquarePants® and the Rugrats®.

•	Earthquake®—The Big One: The attraction that introduces visitors to the world of special effects as they experience an 8.3 Richter Scale quake from a San Francisco subway train.

•	E.T. Adventure®: Guests climb aboard star bound bicycles to help E.T. save his dying planet and continue the saga of one of the world’s most beloved screen characters.

•	Terminator 2®: 3D Battle Across Time: A cyber-adventure attraction that puts guests in the middle of the action with live stunts and high-tech special effects.

•	Twister.Ride It Out®: The attraction that puts guests a mere 20 feet away from the awesome spectacle of a five-story tornado including intensifying winds and pounding rain in an indoor vortex.

•	Men In Black™ Alien Attack™: The world’s first life-size, ride-through interactive video game where guests zap aliens and compete with each other for high scores.

•

Beetlejuice’s Graveyard Revue™: A revue-style show featuring the official Universal monsters such as Frankenstein, Dracula and The Wolfman singing and dancing to rock ‘n roll classics. This show was redesigned during 2006 and won the “Big E” Entertainment Award presented by IAAPA for Best Overall Production, given to shows within various production budget ranges.

•	A Day in the Park with Barney™: A sing-along interactive show where children can see Barney®, Baby Bop™ and BJ® live every day.

The streets of Universal Studios Florida feature facades recreating famous movie locations in San Francisco, New York and Hollywood. These facades recreate the “backlot” and are used as locations for filmed entertainment productions. We believe Universal Studios Florida also appeals to younger children with attractions such as Woody Woodpecker’s KidZone® and A Day in the Park with Barney, featuring an interactive show and play area for pre-schoolers. At Jimmy Neutron’s Nicktoon Blast, kids can board rockets and blast off on a wild chase through the worlds of their favorite Nicktoons, while Fear Factor Live and Beetlejuice’s Rock ‘n Roll Graveyard Revue provide entertainment for all ages.

As of December 31, 2006, food and beverage facilities at Universal Studios Florida included two full service restaurants, four cafeteria-style facilities, providing a total of more than 3,800 seats, and 12 fast-food stands.

Universal’s Islands of Adventure

With 20 rides, attractions and shows, Universal’s Islands of Adventure won the 2006 Applause Award that is given out every two years by the International Association of Amusement Parks and Attractions to the theme park whose management, operations and creative accomplishments have inspired the amusement industry with their thought, originality and sound business development and was selected as the “World’s Top Theme Park” by Theme Park Insider in three of the last five years. This park combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of comics, movies, myth and books.

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by five distinct and individually themed islands:

•

Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™, If I Ran The Zoo™ and The High In The Sky Seuss Trolley Train Ride™, which was opened during 2006 that allows guests to travel above Seuss Landing.

•

The Lost Continent®: In The Lost Continent, visitors participate in rides and attractions featuring epic heroes and their many adventures, including Dueling Dragons®, the world’s first double roller coaster; Poseidon’s Fury®, an expedition of explorers that rediscovers a legendary lost underwater city; and the Eighth Voyage of Sindbad®, a live-action stunt showcase, which combines stunts, pyrotechnic effects and high seas heroics. The marketplace at The Lost Continent surrounds visitors with games of skill and chance, numerous themed shops, and live entertainment.

•

Jurassic Park®: Visitors to Jurassic Park encounter the mysteries and wonders of a prehistoric world. The Jurassic Park River Adventure® takes guests on a raft ride tour through Jurassic Park’s dinosaur habitats. Camp Jurassic® provides children with a prehistoric playground of dinosaur net traps while the Pteranodon Flyers® coaster ride soars overhead. The Jurassic Park Discovery Center® features entertaining and educational hands-on activities designed for the whole family to enjoy.

•

Toon Lagoon®: In Toon Lagoon, a line-up of popular comic strip and cartoon characters come to life on rides and attractions such as Popeye and Bluto’s Bilge-Rat Barges®, where passengers white-water raft around Popeye’s island in pursuit of Popeye®, Bluto™, Olive Oyl™ and Swee’ Pea; and Dudley Do-Right’s Ripsaw Falls®, a high-speed log flume ride featuring appearances by the cast of characters from the Dudley Do-Right animated television series.

•

Marvel Super Hero Island®: Visitors to Marvel Super Hero Island discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted “Best Overall Attraction” by Theme Park Insider in 2002, 2003, 2004 and 2005; and “Best Dark Ride” by Amusement Today in 2006, the Incredible Hulk Coaster®, named the number one steel coaster in the world by the Discovery Channel on “Top Ten Coasters” in 2002; and Dr. Doom’s Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

As of December 31, 2006, food and beverage facilities at Universal’s Islands of Adventure included two full service restaurants, five cafeteria-style facilities, providing a total of more than 3,600 seats, and 15 fast-food and beverage stands. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “World’s Best Theme Park Restaurant” by Theme Park Insider in 2004, 2005 and 2006.

CityWalk

CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20-screen cineplex located between the entrances to both Universal Studios Florida and Universal’s Islands of Adventure. The 30-acre complex offers free general admission, except for cover charges for admission to various night clubs or shows. General parking is free after 6:00 p.m. except on designated special event nights. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk’s restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

•

A wide variety of table service restaurants including Emeril’s® of Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett’s® Margaritaville®, Latin Quarter™, NASCAR Sports Grille™ , NBA City® and Bubba Gump’s Shrimp Co. Restaurant and Market™, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes.

•

Nightclubs such as Bob Marley’s—A Tribute to FreedomSM, CityJazz®, the grooveSM, Pat O’Brien’s® Orlando and the Red Coconut Club that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	The Hard Rock Live!® Orlando concert venue, which has featured such acts as Elton John, Elvis Costello, Maroon 5, Indigo Girls, Bonnie Raitt, Moody Blues, and Sheryl Crow.

•	Retail stores, such as Island Clothing Co., The Endangered Species Store®, Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

•	A 20-screen movie theater which ranks in the top five in Orlando market share.

As of December 31, 2006, there were 33 facilities at CityWalk. We owned and operated 14 of these facilities and leased 19 to third parties and affiliated entities. We managed two of the facilities that we leased to third parties pursuant to management agreements. We also have an ownership interest in the form of joint ventures for three of the entities that lease establishments from us.

Seasonal Events

Universal Studios Florida and Universal’s Islands of Adventure hold a number of seasonal events in addition to the normal operations previously described. These events include our Macy’s Holiday Parade where we recreate the pageantry of the classic holiday parade, Mardi Gras where we set up our own French Quarter with a themed parade and live entertainment, and Halloween Horror Nights® where we transform the park into a nightmarish realm filled with terrifying haunted houses, scare zones, and hordes of ghoulish creatures lurking in the shadows.

Intellectual property

We license the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. Our rights to use third party intellectual property are of critical importance to our operations and currently cost us a minimum of $4.6 million annually. We have acquired the right to use the majority of this intellectual property pursuant to the terms of our partnership agreement which has been confirmed by a separate License Agreement (the “Universal License Agreement”) with Universal Studios, Inc. and Universal City Studios LLLP, an indirect, wholly-owned subsidiary of Vivendi Universal Entertainment, and certain of their affiliates, collectively referred to as the “Universal License Parties.” We also license various intellectual property rights directly from unaffiliated third parties.

The Universal License Agreement grants us a non-exclusive right to use the name “Universal” in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by the Universal License Parties, including third party licensed rights. The rights under the Universal License Agreement are granted to us without cost, except for reimbursement of costs paid by the Universal License Parties to unaffiliated third parties to obtain or maintain third-party licenses, and are subject to third party contractual limitations. The Universal License Agreement also provides that we will be informed of the status of negotiations relating to potential acquisitions of proprietary creative elements for possible new attractions at our theme parks.

Under the Universal License Agreement, our right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until 30 months after the date that (i) Universal CPM is no longer a wholly owned subsidiary of Universal Studios, Inc., Vivendi Universal Entertainment or any of their respective affiliates or (ii) neither Vivendi Universal Entertainment, Universal Studios, Inc., nor any wholly-owned subsidiary of Universal Studios, Inc. or Vivendi Universal Entertainment, is a partner in or is a partner in a partnership which is a partner in UCDP Ltd., unless otherwise consented to by Vivendi Universal Entertainment or Universal Studios, Inc. The right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until such time as Universal Studios, Inc., Vivendi Universal Entertainment or any of their affiliates ceases to have a partnership interest in Holding II, provided that such license will not expire with respect to any creative and proprietary elements then licensed to us for so long as we continue to operate our theme parks to a standard substantially consistent with the standard they were operated at the time Universal Studios, Inc. or any of their affiliates ceased to have a partnership interest in Holding II.

Intellectual properties licensed to us under the Universal License Agreement include the following:

•	The Amazing Adventures of Spider-Man®; Doctor Doom’s Fearfall®; The Incredible Hulk Coaster®; and Storm Force Acceletron® licensed by Marvel Characters, Inc.

•

The Cat in the Hat™, If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™ , The High in the Sky Seuss Trolley Train Ride! ™ and Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises.

•	Shrek®, as seen in Shrek 4-D™, licensed by DreamWorks Animation, LLC.

•	Popeye & Bluto’s Bilge-Rat Barges® and Olive Oyl™ licensed by King Features, a division of The Hearst Corporation.

•	Dudley Do-Right’s Ripsaw Falls® licensed by Jay Ward Productions.

•	Various Nickelodeon elements licensed by MTV Networks including certain characters and elements used in the Jimmy Neutron’s Nicktoon Blast™ attraction.

The intellectual property rights we license vary in term, some lasting for as long as the relevant attraction is operational with others expiring periodically over the next several years. The intellectual property rights granted to us pursuant to the Universal License Agreement and our other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and to feature them as walk-around characters. Most of our license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of the intellectual property rights, whether acquired directly or pursuant to the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for us that include the licensed elements and are generally terminable if we breach by failing to maintain quality standards or use the properties in accordance with the license. While some intellectual properties used at our theme parks and the full scope of our present use of some intellectual properties may not be covered by formal licenses, we believe our rights to use these intellectual properties are secured on the basis of custom, practice and knowledge of the relevant intellectual property owners. We believe that the rights to the intellectual properties we use at our theme parks are sufficient for the current operation of our business.

The following is a brief description of some of the material license agreements entered into by Universal Studios, Inc. or its affiliates through which we sublicense the right to use certain of its themed elements:

Marvel

Universal Studios, Inc. has a license agreement with Marvel Characters, Inc. pursuant to which we hold a sublicense to use properties and elements owned by Marvel. Marvel receives an annual license fee and a guaranteed annual royalty fee for all merchandise themed with Marvel characters. Pursuant to the license agreement, the Marvel properties are entitled to certain levels of advertising and publicity in connection with the marketing of our theme parks. Our use of the Marvel elements for theming, promotions and other purposes are subject to Marvel’s reasonable approval. We have geographical exclusivity east of the Mississippi River with regard to the specific Marvel characters we utilize. The license for the Marvel properties does not prohibit its assignment and is for the duration of our use of attractions themed around Marvel characters.

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

DreamWorks

The term of the license agreement that Universal Studios, Inc. had with DreamWorks, L.L.C. and DreamWorks Animation, LLC, pursuant to which we held a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, was terminated on January 31, 2006; however the agreement provides for certain rights to be retained by Universal Studios Inc. under the “Post-Term Exploitation of Properties” section of such agreement. Pursuant to this section, we continue to hold a sublicense which allows us to continue to operate our Shrek 4-D™ attraction, use certain strolling characters, and develop and sell merchandise based upon DreamWorks properties we used prior to January 31, 2006, as long as we continue to pay to DreamWorks the applicable annual fees and merchandise royalties for such use. Additionally, if we want to exploit any other properties released by DreamWorks or DreamWorks Animation on or prior to January 31, 2006, we will need to give notice to DreamWorks, and commence paying the applicable fees, by the third anniversary of the domestic release by DreamWorks of such other property (which means that, on any date, we will lose the right to exploit such other DreamWorks or DreamWorks Animation properties that were domestically released more than three years prior to such date). We have no rights with respect to any DreamWorks or DreamWorks Animation properties released after January 31, 2006.

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

Competition

The Orlando theme park market is extremely competitive, with the highest concentration of theme parks per square mile in the world. There are currently seven major theme parks in Orlando. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney-MGM Studios and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, targets families with young children and benefits from strong brand recognition of their flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney-MGM Studios is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. In addition, Anheuser Busch has a local Sea World® water park. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. In January 2006, we introduced marketing strategies including an enhanced website featuring passes allowing one child under the age of nine free admission with the purchase of one adult multi-day pass. This “kids free” promotion was followed by our current offer of an $85 ticket, which allows our guests access to both of our parks for seven consecutive days, which was made available initially through our online store in September 2006.

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

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. Our largest market is U.S. visitors from outside of Florida, representing 43% of our admissions in 2006. We have actively pursued this market by employing media campaigns (such as our “A Better Vacation for Today’s Families”

television commercials), partnering with travel agencies and enhancing our Internet marketing with the goal of increasing advance multi-day pass sales. In 2006, 31% of our admissions were international visitors, approximately 58% of whom came from the United Kingdom. We encourage these international guests to buy multi-day passes in advance of traveling, by using a number of incentives, such as extended length of stay tickets and coupons for food and merchandise. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2006, 26% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include “Halloween Horror Nights®”, “Mardi Gras” and the “Macy’s Holiday Parade”. To capitalize on the strength of these events, we have introduced annual pass programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years ended December 31, (in millions):

	2006	2005	2004
Outer U.S.	4.5	4.7	5.8
International	3.2	3.6	3.5
Florida	2.7	2.5	2.8

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2006 was $77.5 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May. In January 2006 we introduced a new marketing campaign which identified Universal Orlando as “A Better Vacation for Today’s Families.” This campaign provided the consumer with greater clarity on our points of competitive advantage.

Internet sales

Approximately 59% of our theme park guests use the Internet to gather information about us and Internet sales account for approximately 18% of our 2006 theme park pass revenue. An extensive redesign of our website was completed on January 30, 2006, followed by continual graphical, copy and navigational modifications to strengthen brand linkage and increase ticket conversions to our online ticket store. Our online strategy also includes search engine optimization to enhance our message online while tying into our offline marketing and sales campaigns in order to increase brand recognition.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 7% of our 2006 theme park pass revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This includes organizing vacation packages, including theme park passes to Universal Studios Florida and Universal’s Islands of Adventure, reservations for hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website, and guest service desks at approximately 34 locations, primarily at key hotels in Orlando.

Timeshare operators and other distribution channels

A significant portion of our pass revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase passes from us at a discounted price in order to offer those passes to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted passes to timeshare operators for sale to visitors of their timeshare properties. Pass sales from the timeshare sales channel constituted approximately 12% of our 2006 theme park pass revenue. A majority of these passes are sold by a small group of major timeshare operators in the Orlando area. In addition, we have several other primary distribution channels, including AAA, which has approximately 60 distribution locations that we use across North America and accounted for approximately 3% of 2006 theme park pass revenue, hotel guest service desks which accounted for approximately 3% of 2006 theme park pass revenue and other key domestic and international travel operators.

Corporate sponsorships

We enter into sponsorship agreements and benefit from sponsorship agreements entered into by Vivendi Universal Entertainment and NBC Universal and their affiliates with national and international companies that provide us with significant marketing exposure but do not require significant cash expenditure on our part. The following is a brief summary of some of the major sponsorship agreements that benefit our business.

The Coca-Cola Company

The Coca-Cola Company has been granted certain designations, such as, the “Official Soft Drink, Fruit Juice and Sports Drinks of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk,” and has been given exclusive marketing, advertising and associational rights in the soft drink, sports drink and juice categories with respect to Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and has exclusive product availability with respect to soft drinks, juices and sports drinks sold at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. In return, Coca-Cola pays annual sponsorship fees and established a marketing fund for joint promotional activities benefiting us as well as certain other affiliates of Universal Parks & Resorts. This sponsorship agreement continues through December 31, 2012.

MasterCard

MasterCard has been granted exclusive marketing and advertising rights as the “Official Credit Card” of our theme parks and certain other Universal properties owned by our affiliates. In return, MasterCard pays annual sponsorship fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Vivendi Universal Entertainment. This sponsorship agreement continues through December 31, 2007.

JPMorgan Chase Bank

JPMorgan Chase Bank has been granted the right to market itself as the “Official Bank” or the “Official Bank Sponsor” of, and to install and operate ATM machines at, Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. JPMorgan Chase Bank is also designated as the sponsor of the Twister. Ride it Out® attraction at Universal Studios Florida and the Jurassic Park River Adventure® attraction at Universal’s Islands of Adventure and has been given exclusive marketing, advertising and associational rights in the retail banking products and services categories with respect to our theme parks, CityWalk and certain other Universal properties owned by affiliates. In return, JPMorgan Chase Bank pays annual sponsorship and ATM fees and has committed to certain minimum marketing and promotional expenditures benefiting us as well as certain other Universal affiliates. This sponsorship agreement continues through November 27, 2007. In addition to this sponsorship agreement, JPMorgan Chase Bank has entered into a domestic marketing alliance agreement with Vivendi Universal Entertainment and other Universal affiliates to create a co-branded credit card. We share revenue from card acquisition and card usage and participate in joint advertising and marketing programs. This alliance continues through December 31, 2007.

Nestle Waters

Nestle Waters has been granted the right to market itself as the “Official Bottled Water” of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk, and has been designated as a sponsor of Shrek 4-D™, and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Universal Parks & Resorts. The sponsorship agreement continues through December 31, 2012.

Volkswagen

Volkswagen has been granted the right to market itself as the “Official Car/SUV/Vehicle” of Universal Studios, designated as a sponsor of Revenge of the MummySM, and incorporated into the signage at attraction entrance sights, car displays and on theme park brochures at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Volkswagen pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of NBC Universal. The sponsorship agreement continues through May 31, 2008 with Volkswagen having the option to extend for an additional two years.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance by local customers by coordinating special events. Halloween Horror Nights® in October covers approximately 20 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from early February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to stimulate customers who do not live in the Orlando area but are close enough to drive.

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However during 2004 and 2005, we closed our parks on four days as a result of hurricanes, but experienced no closures during 2006.

We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 6 p.m. Also, attractions, shows, restaurants and stores are operated at reduced capacity.

We also carefully tailor our staffing levels. For example, we only hire enough full-time employees to provide a full schedule during our non-peak periods. Increased labor requirements are handled through casual and seasonal employees, overtime and other approaches, such as having our full-time employees who do not normally work in the park, including our maintenance and support staff, fulfill shifts in the parks during peak times, or hiring employees from retirement communities. We also minimize our labor requirements by categorizing days, for purposes of staffing, based on estimated attendance at our theme parks. For each potential operating hour combination we have low, medium and high attendance levels, and we develop staffing grids to meet the capacity requirements of each particular situation.

Capital improvements

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2006 and 2005, we spent $41.4 million and $30.4 million, respectively on capital expenditures and estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of multiple new attractions that are currently being negotiated that we anticipate opening during the next few years.

In order to ensure the creative content of the licensed movies and television shows is successfully translated into our newly developed rides and attractions, a worldwide creative team from Universal Parks & Resorts, Universal Creative, provides design and oversight for all new capital initiatives in our theme parks. For our rides and attractions that are also developed for other Universal theme parks, research and development costs are allocated pro rata among the various Universal theme parks that are building the same ride or attraction.

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

Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the “FDA.” We have a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct an annual consultation at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

Federal legislation has been proposed to grant the federal Consumer Products Safety Commission jurisdiction to regulate fixed amusement park rides and attractions. Such regulation could result in increased costs for compliance and the unavailability of rides in the event of an incident investigation.

Park operations

Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by our manager, Vivendi Universal Entertainment, pursuant to the terms of our partnership agreement.

Principal Products

Pass sales

In connection with our strategy to maximize incremental revenue and profit opportunities, we regularly review our pass price levels and mix of pass category sales to capitalize on opportunities to implement selective price adjustments. We currently offer a number of pass options to our theme park guests. We offer two types of one-day passes. The first one-day pass entitles the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day pass entitles the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. We currently offer at the front gate a two-day pass which entitles the guest to visit both of our theme parks freely for any two calendar days within a consecutive 7-day period. From January to September 2006, our online store sold a two-day pass which allowed the guest to visit both of our theme parks freely for two calendar days and a choice of one of the following options: an additional three free days for guests willing to use all five days consecutively; a kids-free ticket with each paid adult two day pass which allows one child age 3 to 9 free theme park admission and an additional three free days for a total of five consecutive days of admission for each adult and child; or a second day for use anytime with no expiration date. The kids-free ticket is no longer offered in the United States, however, variations of the kids-free program were initiated in the United Kingdom and in parts of Latin America in late 2006 and are currently on-going, including a UK-only 2 day/2 park ticket with third day free and a free kid’s ticket for each paid adult ticket where the guest may visit both of our theme parks freely for any three calendar days within a consecutive 14-day period. In the United States, we are currently offering an $85 ticket that allows our guests access to both of our parks for a period of seven consecutive days. We offer two Orlando FlexTicket products. The 4-park Orlando FlexTicket entitles a guest to visit both of our theme parks as well as Wet ‘n Wild® and Sea World® Orlando over a two week period. There is also a five-park Orlando FlexTicket which includes admission to Busch Gardens® Tampa Bay in addition to the four parks listed previously. We also have three annual pass options. The first annual pass option (Preferred Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking. The second annual pass option (Power Pass) is similar, but includes blackout dates and does not include free parking. The third annual pass option (Premier Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free parking and additional benefits not provided to the other two pass options. Beginning in November 2003, we introduced our Flexpay option to annual pass holders only, which option allows them to pay equal monthly installments on their bank or credit card.

The table below sets forth certain information relating to our pass sales in 2006:

(Visitors, attendance and revenue in millions)	Total number of unique visitors	Attendance per visitor		Average attendance	Price (1)		Revenue (1)	% of Revenue
Type of pass
One-day	4.0	1.00		4.0	$53.40		$213.6	51%
Two-day	0.7	2.06		1.4	80.86		56.6	13%
Seven-day online bonus	0.9	2.78		2.5	79.33		71.4	17%
Orlando FlexTicket	0.4	2.41		1.0	92.00		36.8	9%
Annual pass	0.2	5.49		1.2	137.45		32.5	8%
Other	0.1	3.02		0.3	109.76		9.8	2%

Total	6.3	1.66	(2)	10.4	$66.78	(2)	$420.7	100%

(1)	Net of discounts and commissions.
(2)	Reflects weighted average.

Sales from our passes were $436.0 million and $452.1 million during 2005 and 2004, respectively.

Merchandise, food and beverage sales

In addition to our pass sales, we derive revenue from the sales of theme park merchandise, food and beverage. Revenues from these products during the past three years ended December 31, are set forth in the table below (in millions):

	2006	2005	2004
Theme park food and beverage	$108.6	$105.2	$112.5
Theme park merchandise	101.4	92.6	97.2

Employees

As of December 31, 2006, we had approximately 12,700 employees on our payroll of whom approximately 11,700 were hourly employees and approximately 1,000 were salaried employees. Certain of our executive officers are employed and compensated by Vivendi Universal Entertainment, but they work for us in operating Universal Orlando. We reimburse Vivendi Universal Entertainment or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Vivendi Universal Entertainment. We currently have no employees that are represented by a union. We consider relations with our employees to be good.

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

Geographic Financial Summary

We operate exclusively in the theme park industry. Substantially all revenues were the result of sales directly related to our theme parks, which are located in Orlando, Florida. Accordingly, all revenues and long-lived assets were earned and reside in the United States. For additional information about our revenues and long-lived assets please refer to our financial statements and notes thereto set forth in “Part II, Item 8. Financial Statements and Supplementary Data” of this report.

Available Information

We routinely file reports, as required, with the Securities and Exchange Commission (the “SEC”), including but not limited to Forms 10-Q, Forms 10-K and Forms 8-K (and amendments thereto). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the risks described below, together with the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected, which in turn could adversely affect our ability to operate. In such case, you may lose all or part of your original investment.

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

We estimate that approximately half of the visitors to our theme parks travel to Orlando by air. An increase in the price of jet fuel may serve to increase the price of air travel and reduce demand. In addition, the recent economic difficulties facing the airline industry may result in a reduction in scheduled flights to Orlando and an increase in the price of air travel which in turn may have a negative effect on the number of visitors to Orlando. In addition, another terrorist attack in the United States or in one of our major international attendance markets or the mere threat of a terrorist attack is likely to result in a decline in air travel. A significant decline in visitors traveling to Orlando by air would negatively affect attendance at our theme parks, possibly dramatically.

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

The United States is currently engaged in military operations in Iraq and elsewhere, which could drive up the price of gas and air travel and increase the chance of another terrorist attack in the United States or key international markets, each of which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in Iraq. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. The military operations in Iraq could further increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. A substantial increase in the price of gasoline and jet fuel may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 25% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. The current military operations in Iraq may increase the likelihood of another major terrorist attack in the United States or one or more of our key international markets. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Loss of key distribution channels for pass sales may reduce our revenues.

Approximately 41% of our annual theme park pass sales are generated by third party distribution channels, the majority of which are concentrated among 40 third-party customers. As an example, approximately 12% of our annual theme park pass sales are derived from time-share operators, which are dominated by a few major operators. Other significant distribution channels include AAA, which has approximately 60 distribution locations across North America that we use, guest service desk locations operated by Universal Parks & Resorts Vacations at approximately 34 stand-alone properties throughout Orlando and other key domestic and international travel operators. The loss of any key distribution channel could have a negative effect on our pass sales.

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

The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area including our competitors: Walt Disney World’s Magic Kingdom®, Epcot®, Disney-MGM Studios, Disney’s Animal Kingdom® and Anheuser Busch’s Sea World®. All of these theme parks are located within a 10-mile radius of our theme parks. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. The close proximity to us of so many of our direct competitors has various other adverse consequences on our business. For example, we offer significant commissions to travel agents and wholesalers in order to provide them with an incentive to encourage their customers to purchase passes to our theme parks rather than those of our competitors in the Orlando area. Also, it has the effect of increasing competition for market share among the major competitors.

There is the risk of accidents occurring at theme parks, which may create negative publicity which may reduce attendance.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance.

We may not be able to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, which may require us to re-theme certain rides and attractions.

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

Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. Two of our executive officers are employees of, and have employment agreements with, Vivendi Universal Entertainment. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Vivendi Universal Entertainment were to cease acting as our manager, we could lose the services of those executive officers.

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

Our ability to refinance our debt obligations could be adversely impacted by the Consultant’s right, starting in June 2010, to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects.

We have an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which we pay a fee equal to a percentage of our gross revenues for consulting services in connection with the attractions and certain other facilities owned by us. Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. Although the agreement has no expiration date, starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. If the parties cannot agree on the fair market value, the fair market value will be determined by binding appraisal. Due to uncertainties in the amount of such a payment and our ability to make such a payment, our ability to refinance our obligations could be adversely impacted by this right of the Consultant (see “Item 13. Certain relationships and related party transactions—Consultant agreement”).

Our debt agreements contain restrictions that limit our flexibility in operating the business.

Our senior secured credit agreement and the indenture under which the April 2010 notes are issued (see note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”) contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens on its assets;

•	issue dividends;

•	engage in mergers or acquisitions; and

•	make investments.

These restrictive covenants may not allow us the flexibility needed to operate the business in an effective and efficient manner and may prevent us from taking advantage of strategic opportunities that would benefit the business.

In addition, we are required under our senior secured credit agreement to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit agreement and the lenders could elect to declare all amounts borrowed under the senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit agreement. If any of our indebtedness were to be accelerated, our consolidated assets may not be sufficient to repay in full that indebtedness.

If the equity holders of Holding I and Holding II that are controlled by Blackstone default on certain indebtedness, Blackstone’s equity interests in Holding I and Holding II will be subject to foreclosure.

Concurrently with the consummation of the 2004 Amendment (see note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”), JPMorgan Chase Bank and another lender made loans to the equity holders of Holding I and Holding II that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in Holding I and Holding II and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in four years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. It is anticipated that the only assets of the borrowers will be their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance, the loans, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of our senior secured credit facility, the April 2010 notes or the May 2010 notes (see note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”).

We may not be able to refinance or repay in full our notes by 2010 when they mature and if we are unable to refinance or repay in full our notes prior to December 1, 2009, then our amended and restated senior secured credit agreement will also mature and our subsidiaries may be forced to take other actions to satisfy their obligations under such indebtedness, which may not be successful.

Our notes mature on April 1, 2010. In addition, if we are unable to refinance or repay in full our notes prior to December 1, 2009, then our amended and restated senior secured credit agreement will also mature at that time.

We cannot assure you that we will be able to refinance the amended and restated senior secured credit agreement. In addition, we cannot make assurances that they will be able to repay our notes on commercially reasonable terms, or at all. See “Item 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources.”

Risks related to the right of first refusal agreement between our partners.

Pursuant to a right of first refusal provision in an amended and restated partners’ agreement between Blackstone and Vivendi Universal Entertainment (the “partners’ agreement”), at any time after December 31, 2007, if either Blackstone or Vivendi Universal Entertainment desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If Blackstone exercises its rights under this provision by accepting a binding offer, it may result in 100% control and ownership of us being acquired by Blackstone, which could pose a number of risks to our business. In addition, pursuant to the same agreement, from January 1, 2006 to December 31, 2007, each of Blackstone and Vivendi Universal Entertainment shall be permitted, without the consent of the other party, to sell their ownership interests in Holding I and Holding II to a third party, provided that the other party is permitted to participate in such sale on an equitable basis. UCDP Ltd.’s license to use the “Universal” name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. These same risks would be present if a third party unaffiliated with Vivendi Universal Entertainment were to acquire control of us.

Our dependence on Universal Studios, Inc. and its affiliates; risks related to a change of control.

We license the right to use a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from Universal Studios, Inc. and its affiliates. See “Item 1: Business—Intellectual property.” If Blackstone or any other third party unaffiliated with Universal Studios, Inc. were to acquire all of the partnership interests in us, we may not be able to take advantage of this license arrangement in the future to the same degree as we currently do and may lose this license completely if we fail to maintain certain quality standards. Our license to use the “Universal” name would expire 30 months after such a transfer of control to Blackstone, unless Vivendi Universal Entertainment otherwise consents. Universal Studios, Inc. and its affiliates are required to continue to license those intellectual properties currently licensed to us after Universal Studios, Inc. or its affiliates no longer have an ownership interest in us for so long as we operate our theme parks at a substantially similar standard. However, in a situation where Blackstone or a third party unaffiliated with Universal Studios, Inc. acquires all of the partnership interests in us, Universal Studios, Inc. and its affiliates are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Universal Studios, Inc. could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with Universal Studios, Inc. acquired all of the partnership interests in us and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time and may not be able to continue operating our theme parks at all.

We also rely on Vivendi Universal Entertainment and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Vivendi Universal Entertainment provides creative services in relation to development of our rides and attractions. Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable policies. We have numerous other arrangements with affiliates of Vivendi Universal Entertainment and, indirectly, NBC Universal and GE, which provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Vivendi Universal Entertainment gains control of us pursuant to the right of first refusal or otherwise. For a better understanding of these arrangements, see “Item 13: Certain relationships and related party transactions.” Although Vivendi Universal Entertainment is required by the terms of the partners’ agreement to provide us with the same level of services for a transitional twelve-month period if Blackstone were to acquire all of our partnership interests in us pursuant to the right of first refusal, there can be no guarantee that Vivendi Universal Entertainment and Blackstone will reach agreement regarding the provision of such services beyond this twelve-month period or that Blackstone will thereafter find a third party with the experience and expertise to provide comparable services to those provided by Vivendi Universal Entertainment and its affiliates. In addition, the costs of the services currently provided by Vivendi Universal Entertainment may be significantly more expensive if they were purchased from a third party.

Potential deadlock between the partners of our general partner could prevent us from executing certain aspects of our business strategy.

Major decisions by Holding II regarding our business generally require the consent of both Blackstone and Vivendi Universal Entertainment who are representatives of Holding I and Holding II and members of our Park Advisory Board. This creates a potential for deadlocks. Any deadlock could delay us from taking certain actions in the future which would be beneficial to the business and may prevent or delay us from executing certain aspects of its business strategy.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 441 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease. On December 15, 2006 we sold approximately 4 acres for $6.4 million with a cost basis of $0.8 million. After the reduction of related expenses, we recorded a gain of approximately $5.2 million.

We have approximately 104 acres of undeveloped land which has planning approval for additional hotels. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. In addition, we have other smaller parcels of land that are not essential to our operations. As of December 31, 2006, two of these parcels are considered held for sale.

As of December 31, 2006, we leased two off-site retail stores, both at the Orlando Airport. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions.

We believe that our facilities, whether owned or leased, are well maintained.

Item 3.	Legal Proceedings

Ride & Show

On November 13, 2003, Ride & Show Engineering, Inc. filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the “Complaint”) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the “Amended Complaint”) naming the above-referenced defendants as well as UCDP Ltd. and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the “Patent”) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel advised us that the allegations of the Amended Complaint related to rides located at our theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

We filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, we are no longer a party to that action. On May 21, 2004, we filed a Complaint against Ride & Show Engineering, Inc. (“Ride & Show”) in the U.S. District Court for the Middle District of Florida. The Complaint contained counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenged Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, we sought a declaration by the Court that it had not infringed the Patent. We also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of our declaratory relief count to the U.S. District Court for the Central District of California. We opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004 Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004 we filed our answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, we participated in a court ordered mediation with Ride & Show, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and we moved for summary judgment on all issues. On December 19, 2005, we filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying our Motion to Amend and we filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying our Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to our Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency and was paid during the second quarter of 2006.

Property taxes

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office estimated assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the estimated back assessments for 2003, 2004 and 2005 tangible personal property, and requested additional information relating to the back assessments. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. Based on those recommendations, the Property Appraiser subsequently issued revised 2006 assessments that reduce assessed property values and result in a tax savings of over $1.1 million. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser’s revised assessments on March 20, 2007. In addition, on December 21, 2006, the Property Appraiser concluded its audit of the 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On January 12, 2007, UCDP filed petitions with the Value Adjustment Board challenging the back assessments. UCDP’s petitions were scheduled to be heard by a Special Magistrate on February 20, 2007; however, on February 15, 2007, UCDP was notified that its petitions were being dismissed on procedural grounds. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. It is premature to assess the likelihood of any material impact to its results of operations, financial position or cash flows.

Patent infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “2007 Complaint”) in the United States District Court for the District of Delaware naming NBC Universal, Inc., Universal Studios, Inc. and Blackstone Group L.P. as defendants (collectively the “Defendants”), along with other industry theme park owners or operators. The 2007 Complaint alleges that the Defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The 2007 Complaint does not include specific allegations concerning the location or manner of alleged infringement and does not name us, but the allegations may relate to rides owned and operated by us. The 2007 Complaint seeks damages and injunctive relief. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on our financial position or the results of operations.

Other

We are threatened with or involved in various other legal actions and claims incidental to the conduct of our business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following table sets forth certain of our financial data. The selected financial data as of and for the years ended December 31, 2006 and 2005, have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The selected financial data as of and for the years ended December 31, 2004, December 27, 2003 and December 28, 2002 have been derived from our audited consolidated financial statements and the related notes thereto which are not included in this report. All periods presented have been audited. The information set forth below should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)
Statement of operations data:
Operating revenues:
Theme park passes	$420,654	$436,015	$452,113	$378,351	$366,076
Theme park food and beverage	108,595	105,179	112,520	96,382	94,871
Theme park merchandise	101,409	92,646	97,173	81,553	82,910
Other (2)	224,728	216,756	203,702	173,022	133,762

Total operating revenues	855,386	850,596	865,508	729,308	677,619
Costs and operating expenses:
Theme park operations	166,268	165,160	162,179	152,185	152,002
Theme park selling, general and administrative	144,742	138,231	156,980	127,025	132,655
Theme park cost of products sold	104,342	100,858	108,410	93,001	94,375
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	55,179	46,159	44,075
Depreciation and amortization	111,210	117,308	120,235	131,826	136,631
Other	130,440	134,630	125,074	108,191	76,973

Total costs and operating expenses	710,410	709,271	728,057	658,387	636,711

Operating income	144,976	141,325	137,451	70,921	40,908

Total other expense, net	103,016	106,057	114,967	123,205	92,660

Net income (loss)	$41,960	$35,268	$22,484	$(52,284)	$(51,752)

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands, except other operational data)
Other data:
EBITDA(3)	$258,133	$258,217	$254,995	$198,973	$179,104
Net cash and cash equivalents provided by operating activities	161,891	109,880	185,139	142,748	93,972
Net cash and cash equivalents used in investing activities	40,262	24,370	36,053	12,976	22,472
Net cash and cash equivalents used in financing activities	101,845	62,556	239,185	29,200	130,427
Capital expenditures	41,412	30,441	40,195	53,471	26,124
Other operational data:
Turnstile admissions in thousands(4)	11,209	11,498	12,881	11,502	11,323
Paid admissions in thousands(5)	10,468	10,772	12,110	10,598	10,367
Number of days attendance per visitor	1.66	1.62	1.61	1.59	1.45
Visitors in thousands(6)	6,317	6,650	7,534	6,684	7,138
Theme park revenue per visitor	$99.84	$95.31	$87.84	$83.23	$76.19
Theme park pass revenue per paid admission	40.18	40.48	37.33	35.70	35.31
Theme park food, beverage and merchandise revenue per turnstile admission	18.74	17.21	16.28	15.47	15.70

	As of
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)
Balance sheet data:
Total cash and equivalents	$66,617	$46,833	$23,879	$113,978	$12,265

Total assets	1,926,911	1,967,004	2,034,616	2,207,484	2,198,457

Total long-term obligations(7)	1,087,162	1,110,634	1,137,934	1,276,152	1,064,395

Total equity	678,484	696,616	706,088	719,843	759,294

(1)	In January 2003, the Financial Accounting Standards Board issued Interpretation, “Consolidation of Variable Interest Entities” (“FIN 46”). We own a 50% interest in Universal City Restaurant Partners, Ltd. (“UCRP”). Based on FIN 46, we determined that UCRP is a variable interest entity. Accordingly, our consolidated financial statements for 2003 and all subsequent periods include the results of UCRP.
(2)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations, corporate special events, Universal Express Plus (“UEP”) and parking. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.
(3)	We have included EBITDA because it is used by some investors as a measure of our ability to service debt. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with accounting principles generally accepted in the United States and should not be considered an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. The following is a reconciliation of net cash provided by operating activities to EBITDA:

	Fiscal year ended
	December 31, 2006(1)	December 31, 2005(1)	December 31, 2004(1)	December 27, 2003(1)	December 28, 2002
	(Dollars in thousands)
Net cash and cash equivalents provided by operating activities	$161,891	$109,880	$185,139	$143,895	$96,094
Adjustments:
Interest expense	109,733	106,701	116,546	119,027	93,596
Interest income	(4,270)	(1,451)	(1,069)	(831)	(1,446)
Amortization of deferred finance costs	(5,374)	(5,251)	(6,898)	(6,840)	(4,645)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	(6,168)	22,169	(9,436)	(35,534)	(33,350)
Gain on non-monetary asset acquisition	—	—	812	—	3,915
Gain related to settlement of capital claim	—	—	—	—	1,085
Gain (loss) on sale of property and equipment	5,195	2,180	1,007	(1,285)	—
Distributions from investments in unconsolidated entities, net	(164)	(529)	(559)	(1,147)	(2,122)
(Loss) income from investments in unconsolidated entities	(711)	(178)	(1,161)	(481)	1,565
Accretion of bond and notes payable discounts	(851)	(844)	(832)	(625)	—
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)	(2,008)	—
Change in working capital accounts	1,389	27,958	(26,017)	(15,198)	24,412

EBITDA	$258,133	$258,217	$254,995	$198,973	$179,104

(4)	Turnstile admissions represent total admissions to our theme parks, which includes paid admissions and complimentary passes.
(5)	Paid admissions represent the total paid admissions to our theme parks.
(6)	Visitors represent unique individual paid guests at our theme parks.
(7)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to help the reader understand our financial results, strategies and business environment from our viewpoint. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes (see Item 8. Financial Statements and Supplementary Data). This overview summarizes the MD&A, which includes the following sections:

•	Our operations—a brief description of our operations and our business environment.

•	Ownership and basis of presentation—a summary of our company structure including our partners and subsidiaries and other factors impacting our financial presentation.

•	Critical accounting policies and estimates—a discussion of our accounting policies requiring critical estimates and judgment.

•	Results of operations—an analysis of our results of operations for the three-year fiscal period presented in our consolidated financial statements.

•	Liquidity, capital resources and financial position—a discussion of our sources and uses of cash, our financial position, and contractual obligations.

•

Forward-looking statements—cautionary information about forward-looking statements and a discussion of potential risks that could cause our future results to differ from past experience or current projections.

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal’s CityWalk Orlando), sound stages and movie and production facilities all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to gauge theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is domestic excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, macroeconomic factors, such as consumer sentiment and foreign currency exchange rates, play an important role in our attendance. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the parks in Orlando. Additionally, Anheuser Busch owns and operates Sea World. Due to the high level of competition in our market, theme park pass pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However during the 2004 and 2005 seasons, we have closed our parks on four days as a result of hurricanes. During 2006, there were no storms that caused us to close our parks.

In 2006, approximately 49.2% of our revenues are derived from theme park passes. We analyze our theme park pass revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 24.6% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive approximately 9.7% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include theme park operations, theme park selling, general and administrative costs, theme park cost of products sold, a special fee payable to Vivendi Universal Entertainment, a consultant fee, depreciation and amortization, and interest. We also monitor EBITDA and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the Ownership and basis of presentation section below) and make payments of special fees to our manager, Vivendi Universal Entertainment. EBITDA is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled Liquidity, capital resources and financial position.

Ownership and basis of presentation

Our ultimate owners, each having a 50% interest in us, are Universal CPM and Blackstone. Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment, which in turn is an indirect subsidiary of NBC Universal (“NBCU”). Prior to May 11, 2004, Vivendi Universal Entertainment was owned by Vivendi Universal, S.A. (“Vivendi”). On May 11, 2004, General Electric Company (“GE”), National Broadcasting Company Holding, Inc. (“NBC Holding”), National Broadcasting Company, Inc. (“NBC”), Vivendi, and Universal Studios Holding III Corp. (“USH3”), concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, Universal Studios, Inc. (“USI”), Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the “NBC Universal Transaction”). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBC Universal. GE owns 80% of NBC Universal and Vivendi owns the remaining 20%. After the NBC Universal Transaction, NBCU indirectly owned approximately 94.5% of Vivendi Universal Entertainment. During June 2005, NBCU purchased the remaining 5.5% minority interest in Vivendi Universal Entertainment.

Our consolidated financial statements include the amounts of Universal City Development Partners, Ltd. (“UCDP Ltd.”), Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), and UCDP Finance, Inc. (collectively “UCDP”). All significant intercompany balances and transactions have been eliminated upon combination. UCDP Ltd. is our primary operating company, while UPRV is our travel company that sells and coordinates vacation packages for some of our guests.

Prior to 2004, our year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, we changed the date of our year-end to December 31. As a result, the years ended December 31, 2006 and 2005 each contained 365 days while the year ended December 31, 2004 contained 370 days.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see note 2 in our consolidated financial statements. These accounting policies have been discussed and reviewed with our audit committee, which consist of representatives from both Vivendi Universal Entertainment and Blackstone.

Revenue recognition

Operating revenue primarily consists of sales related to theme park passes, merchandise and food and beverage. Revenue from theme park passes is recognized at the time passes are redeemed. For passes not redeemed, revenue is recorded based on our historical redemption patterns. Proceeds related to the sale of theme park or entertainment complex passes are exempt from unclaimed property reporting within the State of Florida. Revenue from theme park annual passes is recognized in equal installments over the life of the annual pass. Revenue from food and beverage and merchandise is recognized at the time of sale. In addition to unredeemed passes, we also defer revenue on admissions to CityWalk venues until redemption and on corporate sponsorships, which are recognized as revenue over the period of benefit.

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. We currently depreciate our rides using a 20-year useful life. Had we used a 15-year useful life, our annual depreciation expense as it relates to our rides would have increased by approximately $8.7 million. Conversely, a useful life for our rides of 25 years would have reduced our annual depreciation expense by $5.2 million.

If we determine that the carrying value of our property and equipment is not recoverable, we would record a property and equipment impairment adjustment. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our consolidated financial statements do not include any significant adjustments related to impairment. Additionally, our 2006, 2005 and 2004 results do not include significant amounts of additional depreciation related to shortening the useful life of assets no longer to be used.

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

At December 31, 2006, we had a $1.2 million inventory provision, which included $0.7 million for slow-moving merchandise, $0.2 million for food supplies and $0.3 million for obsolete spare parts. At December 31, 2005, we had a $1.1 million inventory provision. This included $1.0 million for slow-moving merchandise and $0.1 million for obsolete spare parts.

Litigation

We are currently involved in certain legal proceedings and other claims, including those discussed within Item 3. Legal Proceedings of this document. If we believe that costs from these matters are probable and the amount of the costs can be reasonably estimated, we will accrue the amount of the costs. Accordingly, we have accrued our estimate of the probable legal and settlement costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. As additional information becomes available, we will reassess any potential liability related to these matters and, if necessary, revise our estimates. See note 13 to our consolidated financial statements for more detailed information on litigation related exposure.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not believe adoption of SFAS 155 will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. We implemented the disclosure requirements of EITF 06-3 as of December 31, 2006 and it did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We do not believe adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Results of operations

Overview

During 2006, our paid admissions decreased 3% compared to 2005. This was driven primarily by softness in our international market, which decreased by 10%. The United Kingdom, which represents approximately 58% of the international market, was challenged by a number of factors. First, the August 2006 terrorist attempt in London disrupted airline travel and forced intense security restrictions on all airline passengers, which deterred visitors from coming to the United States. Secondly, heavy advertising spending by other vacation destinations within Europe, coupled with deeply discounted airfares to these destinations, lured many would be Florida visitors away. This is represented by the Orlando airport reporting a 7% decline in deplanements from United Kingdom in 2006. The outer United States market was down 3%. However, much of this softness was experienced during early 2006. The last three quarters of 2006 we generated positive growth versus 2005, which nearly offset the decline from early 2006. We attribute some of the recent growth in the outer United States market to our ‘kids free’ offer, which has since been replaced by a new offering of an $85 ticket. Offsetting the softness in the international and outer United States markets, our Florida market grew by 8% during 2006. This was driven primarily by a strong spring break season and record attendance at our Halloween Horror Night event.

Despite the attendance shortfall, we enhanced many of our offerings to generate a 1% increase in total operating revenues. This included increasing overall per guest spending on food and beverage and merchandise by 9%. We also invested an additional $4.6 million in sales and marketing during 2006, including additional advertising and restructuring our sales team, which we think will provide us benefit in 2007. These results in conjunction with diligent management of our variable labor and operating expenses, particularly during non-peak times, helped us maintain EBITDA at the same level compared to 2005. This also led us to increase our net income by $6.7 million. At December 31, 2006, we had $166.6 million in cash and unused revolving credit, consisting of $66.6 million in cash and $100.0 million available under our revolving credit facilities. Additionally, as of December 31, 2006, we carried $1,006.4 million in total debt.

2006 compared to 2005

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts):

	2006	2005	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,468	10,772	(2.8)%
Turnstile theme park admissions	11,209	11,498	(2.5)%
Theme park pass revenue per paid admission	$40.18	$40.48	(0.7)%
Theme park food, beverage and merchandise revenue per turnstile admission	18.74	17.21	8.9%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$420,654	$436,015	(3.5)%
Theme park food and beverage	108,595	105,179	3.2%
Theme park merchandise	101,409	92,646	9.5%
Other	224,728	216,756	3.7%

Total operating revenues	855,386	850,596	0.6%
Costs and operating expenses:
Theme park operations	166,268	165,160	(0.7)%
Theme park selling, general and administrative	144,742	138,231	(4.7)%
Theme park cost of products sold	104,342	100,858	(3.5)%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	(0.6)%
Depreciation and amortization	111,210	117,308	5.2%
Other	130,440	134,630	3.1%

Total costs and operating expenses	710,410	709,271	(0.2)%

Operating income	144,976	141,325	2.6%
Non-operating expenses, net	103,016	106,057	2.9%

Net income	$41,960	$35,268	(19.0)%

Paid Theme Park Admissions decreased by 3% primarily due to weakness in our international and outer-U.S. point of origin markets. These markets experienced decreased paid attendance of 10% and 3%, respectively, partially offset by 8% growth in our Florida market, as previously described in the Overview section

Theme park pass spending per paid admission decreased by 1%. This was however, partially offset by an increase in per turnstile admission spending on food and beverage and merchandise of 6% and 12%, respectively. Additionally, other revenue generating programs increased $8.0 million or 4% leading to an overall operating revenue increase of approximately $4.8 million, or 1%. The increase in other revenue was principally due to $3.1 million in incremental rental income from our onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets. Although we believe these targets will be met in the coming year, the amount of any additional rent is subject to variation as well as a cap. Furthermore, we can not assure you that the targets will be met in future periods. In addition to our additional hotel rental income, we also experienced $1.6 million in higher revenue related to our CityWalk venues, $1.4 million relating to increased sales at our off-site retail stores and a $7.1 million increase in the sale of Universal Express Plus tickets, which are passes that allow guests express access on our rides. These were offset partially by a $1.0 million decrease in revenue from our corporate sponsorships and $5.2 million of decreased revenue from our travel company, Universal Parks & Resorts Vacations. We utilize our travel company as a vehicle to help improve profits by increasing attendance, not by marking up the cost of the hotels and airfares purchased on behalf of our guests. During 2006, we repositioned our travel to focus more on Universal Orlando products.

Theme park operations increased 1% year over year as the increased cost of $2.1 million for utilities due to rising prices was nearly offset by the decreased cost of entertainment and other operational expenses. Theme park selling, general and administrative costs were unfavorable by $6.5 million primarily due to an increase in marketing spend driven by $4.0 million in additional advertising and promotions and $0.6 million related to the expansion of our sales team. Theme park cost of product sold decreased from 51.0% to 49.7% due to a more profitable sales mix. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2006 and 2005. Other expenses decreased by $4.2 million, primarily due to $2.6 million in decreased costs relating to our travel company and certain one-time charges incurred during 2005, including $3.1 million in legal costs; $1.9 million in environmental, health and safety costs; and $2.3 million in reorganization costs. This was offset by higher costs related to credit card fees and special events. Non-operating expenses decreased $3.0 million despite an increase in debt interest of $3.0 million which was attributable to the rising interest rates during the year and a change in the fair value of our interest rate swaps of $0.9 million. These were offset by an increase in interest income of $2.8 million due to increased cash balances throughout the year and an increased gain on sales of land of $3.0 million.

2005 compared to 2004

The following table summarizes our results of operations during the years ended December 31, (in thousands except per capita amounts):

	2005	2004	% Change Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	10,772	12,110	(11.0)%
Turnstile theme park admissions	11,498	12,881	(10.7)%
Theme park pass revenue per paid admission	$40.48	$37.33	8.4%
Theme park food, beverage and merchandise revenue per turnstile admission	17.21	16.28	5.7%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$436,015	$452,113	(3.6)%
Theme park food and beverage	105,179	112,520	(6.5)%
Theme park merchandise	92,646	97,173	(4.7)%
Other	216,756	203,702	6.4%

Total operating revenues	850,596	865,508	(1.7)%
Costs and operating expenses:
Theme park operations	165,160	162,179	(1.8)%
Theme park selling, general and administrative	138,231	156,980	11.9%
Theme park cost of products sold	100,858	108,410	7.0%
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,084	55,179	3.8%
Depreciation and amortization	117,308	120,235	2.4%
Other	134,630	125,074	(7.6)%

Total costs and operating expenses	709,271	728,057	2.6%

Operating income	141,325	137,451	2.8%
Non-operating expenses, net	106,057	114,967	7.8%

Net income	$35,268	$22,484	56.9%

During 2005 our paid admissions decreased 11% compared to 2004. This was driven by softness in our outer-U.S. and Florida markets, which decreased 19% and 10%, respectively. In 2005, we experienced several challenges which adversely affected our attendance comparisons to 2004. First, we posted all-time attendance records in 2004 aided by the opening of our Revenge of the Mummysm attraction, which has been our highest rated attraction at Universal Studios Florida since its opening. Second, consumer sentiment eroded during the first half of the year and then dropped sharply in late summer as gas prices spiked to record highs. Third, the increased price of gas adversely affected travel to Orlando from our outer-U.S. and Florida markets. Finally, that summer, Disney launched its 50th anniversary celebration supported by discounted long length of stay tickets, discounted onsite hotel packages, increases in advertising, and new product offerings.

Our international market grew by 2% during 2005 helping to offset the decreases in our domestic markets. Favorable foreign exchange rates, particularly in Europe, helped our international market as we saw 12% growth in our paid attendance from the United Kingdom, which represents approximately two-thirds of our international market.

The modification of our year end combined with 2004 being a leap year provided 2004 with five additional business days. Both years were directly affected by hurricane related park closures with the parks being closed one and three days in 2005 and 2004, respectively.

Increased spending per guest was more than offset by the volume shortfall resulting in a 4% year to year reduction in Theme Park Pass Revenue. In Theme Park Food and Beverage and Theme Park Merchandise, growth in per capita spending and enhancements of new revenue streams more than offset the volume weakness resulting in a slight year to year improvement. Other Revenue increased by $13.1 million, or 6%, principally due to $5.4 million in incremental rental income related to the onsite resort hotels. We are entitled to receive additional ground rent from the onsite hotels upon their achievement of certain cash flow targets, and 2005 marked the first year that these targets were reached. In addition to our additional hotel rental income, we also experienced $3.6 million in higher revenue related to the timing of pass holder redemptions; $2.4 million of increased revenue from our travel company, Universal Parks & Resorts Vacations; and $2.1 million in additional revenue from our corporate sponsorships.

Theme Park Operations increased by $3.0 million, which was largely due to $2.0 million in incremental entertainment costs and $1.5 million in increased utility expenses. The entertainment costs arose from our new attraction, Fear Factor Live, which opened in May 2005 and the expansion of our Mardi Gras event from 7 to 13 nights. Utility costs also increased as oil and gas prices reached record highs during the summer of 2005. Our ability to reduce variable park operation labor costs helped offset these costs. The decrease in Theme Park Selling, General and Administrative was primarily due to $13.0 million in lower expenses related to our long-term incentive and bonus plans; $3.5 million in lower insurance premiums; and $1.9 million from decreased marketing costs. As a percentage of theme park food and beverage and merchandise revenue, Cost of Products Sold decreased slightly from 51.7% during 2004 to 51.0% during 2005, due to recording an additional provision for merchandise inventory of $2.0 million in 2004. Depreciation and Amortization was favorable largely due to certain assets with lives of 5 years becoming fully depreciated during 2004 and 2005. Other Costs and Operating Expenses increased by $9.6 million, or 8%, which was principally due to $3.2 million of costs incurred to support revenue growth at Universal Parks & Resorts Vacations; $2.3 million in expenses to upgrade our environmental, health and safety procedures; $2.3 million in reorganization costs; and $1.3 million in increased credit card fees stemming from increased usage of our in-house online ticket store. These items were offset partially by the absence of $1.3 million in refinancing costs that were expensed in December 2004 as the result of the refinancing of our senior secured credit facility. The decrease in our non-operating expenses was primarily caused by interest expense, which decreased from $116.5 million to $106.7 million, or $9.8 million, as a result of the lower rates we obtained on our senior secured credit facility during December 2004.

Liquidity, capital resources and financial position

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2007 and in future years. In addition to the cash flow generated from our operations, our available cash and our unused revolving credit facilities also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, and working capital.

Our current business structure is heavily leveraged, and as of December 31, 2006, our total debt was $1,006.4 million. This primarily included $509.0 million outstanding under our senior secured credit agreement, $497.3 million outstanding under our senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $2.7 million). At December 31, 2005, our total debt was $1,041.3 million. This primarily included $544.5 million outstanding under our senior secured credit agreement and $496.5 million outstanding under our senior unsecured notes ($500.0 million, net of a remaining unamortized discount of $3.5 million). The notes are due in 2010, while our senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due in 2011. Our senior secured credit facility is repayable in full at December 1, 2009, if our senior unsecured notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by changes in our bond ratings. Although our bond rating remained consistent throughout 2006, we can not be assured that future changes in our ratings will not occur.

Additionally, we have an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which we pay a fee equal to a percentage of our gross revenues for consulting services in connection with the attractions and certain other facilities owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. The Consulting Agreement has no expiration date, and starting in June 2010, the Consultant has the right to terminate the periodic payments under the Consulting Agreement and receive instead one payment equal to the fair market value of the interest in the Orlando parks and any comparable projects. This event could impact our liquidity as discussed in Item 1A. Risk Factors. For further information on the Consulting Agreement please refer to Item 13. Certain relationships and related party transactions—Consultant agreement.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and to continue to reduce debt could be adversely affected by the occurrence of unfavorable events.

As a significant portion of our debt is subject to variable rates, we have entered into interest rate swap agreements to help reduce our interest rate risk. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further discussion of these agreements and our strategy to manage our interest rate risk. The following table summarizes key aspects in our financial position and liquidity as of December 31, (in thousands):

	2006	2005
Cash and cash equivalents	$66,617	$46,833

Unused portion of revolving credit facility	100,000	100,000

Current portion of long-term borrowings and capital leases	709	6,565

Current portion of special fees	8,214	7,811

Long-term portion of special fees	80,873	74,705

Total long-term obligations (1)	1,087,162	1,110,634

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease obligations and long-term deferred special fees.

Our management assesses operational performance using EBITDA because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in our senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the prior twelve months. We believe that our senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in our senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA, because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA for each of the last three fiscal years ended December 31, (in thousands):

	2006	2005	2004
Net cash and cash equivalents provided by operating activities	$161,891	$109,880	$185,139
Adjustments:
Interest expense	109,733	106,701	116,546
Interest income	(4,270)	(1,451)	(1,069)
Amortization of deferred finance costs	(5,374)	(5,251)	(6,898)
Changes in deferred special fee payable and related interest payable to Vivendi Universal Entertainment	(6,168)	22,169	(9,436)
Gain on non-monetary asset acquisition	—	—	812
Gain on sale of property and equipment	5,195	2,180	1,007
Distributions from investments in unconsolidated entities, net	(164)	(529)	(559)
Loss from investments in unconsolidated entities	(711)	(178)	(1,161)
Accretion of bond and notes payable discounts	(851)	(844)	(832)
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)
Change in working capital accounts	1,389	27,958	(26,017)

EBITDA	$258,133	$258,217	$254,995

Financing transactions

On December 9, 2004, we refinanced our senior secured credit facility with JPMorgan Chase (the “2004 Amendment”) resulting in amended and restated senior secured credit facilities consisting of a $550.0 million term loan (the “senior secured credit facility”)

and a $100.0 million revolving credit facility. In addition we may borrow up to $200.0 million of incremental term loans from time to time. Part of the proceeds was used to refinance our existing term loan of approximately $507.4 million. Our refinanced loan now requires quarterly principal installments of 0.25% with the balance due in 2011 (due in 2009 if our notes are not repaid or refinanced as discussed previously). The borrowings under our senior secured credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) LIBOR. As a result of the refinancing of our senior secured credit facility, the margin was adjusted from approximately 4.0% to 2.0% with respect to the LIBOR borrowings. Funds borrowed on the revolving credit facility accrue interest at an incremental 0.25% compared to borrowings on the senior secured credit facility. In addition to paying interest on outstanding debt, we pay a commitment fee equal to 0.5% per annum of the unutilized commitments under our revolving credit facility. Additionally, certain covenants were modified, and we were able to reduce the interest rate by approximately 2%. Total fees and expenses associated with the 2004 Amendment were approximately $11.0 million.

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years ended December 31, (in thousands):

	2006	2005	2004
Net cash and cash equivalents provided by operating activities	$161,891	$109,880	$185,139
Net cash and cash equivalents used in investing activities	40,262	24,370	36,053
Capital expenditures	41,412	30,441	40,195
Net cash and cash equivalents used in financing activities	101,845	62,556	239,185

The increase in cash flow from operations from 2005 to 2006, which totaled $52.0 million, or 47%, resulted from a $6.7 million increase in net income, $26.6 million in deferred special fee payments to Vivendi Universal Entertainment during 2005, $18.0 million in lower payments related to our incentive plans, which were also paid in 2005, $6.2 million in long-term special fees payable to Vivendi Universal Entertainment and changes in other working capital. These items were partially offset by an increased gain on land sales of $3.0 million and a decrease in depreciation expense of $6.1 million.

The decrease in cash flow from operations from 2004 to 2005, which totaled $75.2 million, or 41%, primarily resulted from $57.9 million of additional payments on our special fees and $18.0 million in incremental payments related to our 2004 bonus plans.

Cash flows used in investing activities for 2006, 2005 and 2004 consisted primarily of capital expenditures partially offset by total proceeds from land sales and capital claims settlements of $1.2 million, $6.1 million and $4.1 million, respectively.

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. During 2006 and 2005, we spent $41.4 million and $30.4 million, respectively on capital expenditures and estimate our capital expenditures, including intellectual property rights, to be between $100.0 million to $120.0 million during 2007. A large portion of this cost relates to the design and construction of multiple new attractions that are currently being negotiated that we anticipate opening during the next few years.

During each of 2006 and 2005, the primary components of our financing outflows related to Partner distributions and payments on our senior secured credit facility in the amounts of $61.9 million and $35.5 million, respectively for 2006 and $52.6 million and $5.5 million, respectively for 2005.

During 2004 the primary components of the financing outflow were prepayments of $173.2 million on our senior secured credit agreement, partner distributions of $97.1 million, and capitalized debt financing costs of $9.8 million partially offset by $42.6 million in net proceeds from our senior secured credit agreement amendment.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2006, 2005 and 2004, the special fee payable was $35.3 million, $35.3 million and $36.6 million, respectively. For 2006, 2005 and 2004, the interest incurred on the deferred special fee payable to Vivendi Universal Entertainment was $1.0 million, $1.6 million and $6.1 million, respectively. The decrease in the interest from 2004 to 2005 resulted from our payment of all previously deferred amounts during 2005.

Historically under the terms of our senior secured credit facility and senior unsecured notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different leverage ratios. These ratios were met as of our quarter end throughout 2004, 2005 and 2006 thus allowing the special fee to be paid. Under the terms of our partnership agreement, fees related to revenue derived from operations of Universal’s Islands of Adventure were deferred since its opening in 1999 until equity distributions to Blackstone, from operating profits generated from Universal’s Islands of Adventure, total an amount equal to $234.7 million. As a result of distributions made in December 2004 to Blackstone by Holdings, Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees has been satisfied. Accordingly, going forward, the special fee payable related to Universal’s Islands of Adventure is able to be paid when leverage ratios are met.

Subsequent to the 2004 Amendment, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the senior secured credit facility) of 5.0 to 1.0 or less related to the current special fees below $20.0 million and 4.0 to 1.0 or less related to the current and deferred special fees in excess of $20.0 million annually. As of each quarter end, we believe these ratios were met. Accordingly, during 2006 and 2005, we paid total fees of $35.9 million and $73.6 million, respectively, to Vivendi Universal Entertainment. At December 31, 2006 and December 31, 2005, the current portion of our consolidated balance sheet included $8.2 million and $7.8 million, respectively, related to the special fees payable to Vivendi Universal Entertainment. At December 31, 2006 and 2005, we had accrued long-term special fees payable to an affiliate of Vivendi Universal Entertainment of $80.9 million and $74.7 million, respectively.

Covenant stipulations

Our senior secured credit agreement and our senior unsecured notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the amended and restated senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance with all financial covenants as of December 31, 2006 and 2005.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2006:

		Payments due by fiscal period
	Total	2007	2008 to 2009	2010 to 2011	2012 and Beyond
	(in millions)
Contractual obligations:
Long-term borrowings(1)	$1,009.1	$0.1	$—	$1,009.0	$—
Interest payments on long-term borrowings	383.4	100.8	204.5	78.1	—
Capital lease obligations	0.6	0.6	—	—	—
Operating lease obligations	13.7	3.4	5.2	3.8	1.3
Purchase obligations	28.4	8.9	10.5	9.0	—
Special fee payable to Vivendi Universal Entertainment	89.1	8.2	—	—	80.9
Other long-term liabilities	7.7	—	—	—	7.7

Total contractual obligations	$1,532.0	$122.0	$220.2	$1,099.9	$89.9

(1)	Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is March 31, 2011, however, it is repayable in full at December 1, 2009, if our notes are not refinanced or repaid in full prior to such date, or January 1, 2010, if the Holdings May 2010 notes are not refinanced or repaid in full prior to such date.

Forward Looking Statements

This report contains “forward looking statements.” Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Summary,” “Management’s discussion and analysis of financial condition and results of operations,” “Industry overview” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may” and variations of such words or similar expressions are intended to identify forward looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward looking statements we make in this report including:

•	the risks and uncertainties relating to a general economic downturn;

•	the dependence of our business on air travel;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the loss of key distribution channels for pass sales;

•	competition within the Orlando theme park market;

•	publicity associated with accidents occurring at theme parks;

•	the loss of material intellectual property rights used in our business;

•	the seasonality of our business;

•	the substantial indebtedness of us and of our subsidiaries;

•	our dependence on Universal Studios, Inc. and its affiliates;

•	the additional risks set forth in this report, including under the heading “Item 1A. Risk Factors.”

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands):

	2007	2008	2009	2010	2011	Total	Fair value
Debt:
Fixed rate debt	$75	$—	$—	$500,000	$—	$500,075	$535,705
Average rate	5.35%	n/a	n/a	11.75%	n/a
Variable rate debt	$—	$—	$—	$—	$509,000	$509,000	$509,640
Average interest rate	n/a	n/a	n/a	n/a	7.36%

Total gross debt	$75.0	$—	$—	$500,000	$509,000	$1,009,075	$1,045,345

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $159.0 million of unhedged variable rate debt. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.6 million.

The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Report of Independent Registered Certified Public Accounting Firm

The Partners

Universal City Development Partners, Ltd.

We have audited the accompanying consolidated balance sheets of Universal City Development Partners, Ltd. and subsidiaries (UCDP) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income and changes in partners’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of UCDP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of UCDP’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of UCDP’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal City Development Partners, Ltd. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orlando, Florida

March 23, 2007

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,2006	December 31,2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$66,617	$46,833
Accounts receivable, net	30,034	24,554
Receivables from related parties	7,576	4,871
Inventories, net	43,816	41,503
Prepaid assets	3,923	6,223
Notes receivable	4,960	—

Total current assets	156,926	123,984

Property and equipment, at cost:
Land and land improvements	488,675	487,325
Buildings and building improvements	1,377,175	1,372,316
Equipment, fixtures and furniture	1,105,048	1,076,123
Construction in process	17,652	14,786

Total property and equipment, at cost	2,988,550	2,950,550
Less accumulated depreciation	(1,273,232)	(1,167,522)

Property and equipment, net	1,715,318	1,783,028

Other assets:
Interest rate swap assets, at fair market value	4,050	1,836
Investments in unconsolidated entities	7,097	7,972
Intangible assets, net of accumulated amortization of $11,105 and $9,659, respectively, in 2006 and 2005	13,283	14,729
Deferred finance costs, net of accumulated amortization of $43,235 and $37,861, respectively, in 2006 and 2005	19,756	25,130
Assets held for sale	2,551	3,396
Other assets	7,930	6,929

Total other assets	54,667	59,992

Total assets	$1,926,911	$1,967,004

	December 31,2006	December 31,2005
	(In thousands)
Liabilities and partners’ equity
Current liabilities:
Accounts payable and accrued liabilities	$89,065	$88,645
Unearned revenue	47,250	39,482
Due to Vivendi Universal Entertainment	8,476	9,510
Current portion of capital lease obligations	634	765
Current portion of long-term borrowings	75	5,800

Total current liabilities	145,500	144,202

Long-term liabilities:
Long-term borrowings, net of current portion	1,006,289	1,035,513
Deferred special fee payable to affiliates	80,873	74,705
Capital lease obligations, net of current portion	—	416
Interest rate swap liabilities, at fair market value	—	88
Minority interest in equity of UCRP	8,066	8,491
Other	7,699	6,973

Total long-term liabilities	1,102,927	1,126,186

Commitments and contingencies	—	—

Partners’ equity:
Vivendi Universal Entertainment	337,217	347,184
Blackstone	337,217	347,184
Accumulated other comprehensive income	4,050	2,248

Total partners’ equity	678,484	696,616

Total liabilities and partners’ equity	$1,926,911	$1,967,004

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Operating revenues:
Theme park passes	$420,654	$436,015	$452,113
Theme park food and beverage	108,595	105,179	112,520
Theme park merchandise	101,409	92,646	97,173
Other	224,728	216,756	203,702

Total operating revenues	855,386	850,596	865,508

Costs and operating expenses:
Theme park operations	166,268	165,160	162,179
Theme park selling, general and administrative	144,742	138,231	156,980
Theme park cost of products sold	104,342	100,858	108,410
Special fee payable to Vivendi Universal Entertainment and consultant fee	53,408	53,084	55,179
Depreciation and amortization	111,210	117,308	120,235
Other	130,440	134,630	125,074

Total costs and operating expenses	710,410	709,271	728,057

Operating income	144,976	141,325	137,451

Other (expense) income:
Interest expense	(109,733)	(106,701)	(116,546)
Interest income	4,270	1,451	1,069
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	500	(391)	3,201
Loss from joint ventures	(711)	(178)	(1,161)
Gain from sale of property and equipment	5,195	2,180	1,007
Minority interest in net earnings of UCRP	(2,537)	(2,418)	(2,537)

Total other expense, net	(103,016)	(106,057)	(114,967)

Net income	$41,960	$35,268	$22,484

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN PARTNERS’ EQUITY

	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive (Loss) Income	Total Partners’ Equity	Comprehensive Income
	(In thousands)
Balance at December 27, 2003	$368,163	$368,163	$(16,483)	$719,843	$—
Change in fair value of interest rate swaps designated as hedges	—	—	10,522	10,522	10,522
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	339	339	339
Forgiveness of deferred special fees (see Note 11)	25,000	25,000	—	50,000	—
Partner distributions	(48,550)	(48,550)	—	(97,100)	—
Net income	11,242	11,242	—	22,484	22,484

Balance at December 31, 2004	355,855	355,855	(5,622)	706,088	33,345

Change in fair value of interest rate swaps designated as hedges	—	—	2,469	2,469	2,469
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	5,401	5,401	5,401
Partner distributions	(26,305)	(26,305)	—	(52,610)	—
Net income	17,634	17,634	—	35,268	35,268

Balance at December 31, 2005	347,184	347,184	2,248	696,616	43,138

Change in fair value of interest rate swaps designated as hedges	—	—	1,580	1,580	1,580
Amortization of accumulated other comprehensive (loss) income from interest rate swaps previously designated as hedges	—	—	222	222	222
Partner distributions	(30,947)	(30,947)	—	(61,894)	—
Net income	20,980	20,980	—	41,960	41,960

Balance at December 31, 2006	$337,217	$337,217	$4,050	$678,484	$43,762

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$41,960	$35,268	$22,484
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	109,764	115,842	118,786
Amortization of intangible assets	1,446	1,466	1,449
Amortization of deferred finance costs	5,374	5,251	6,898
Accretion of bond and notes payable discounts	851	844	832
Distributions from investments in unconsolidated entities, net	164	529	559
Gain from sale of property and equipment	(5,195)	(2,180)	(1,007)
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive income (loss)	(500)	391	(3,201)
Loss from investments in unconsolidated entities	711	178	1,161
Gain from non-monetary asset acquisition	—	—	(812)
Minority interest in net earnings of UCRP	2,537	2,418	2,537
Changes in operating assets and liabilities:
Accounts receivable, net	(5,480)	(5,563)	(3,393)
Notes receivable	(70)	—	—
Receivables from related parties	(2,705)	2,112	(952)
Inventories, net	(2,313)	(760)	1,204
Prepaid assets	2,300	(1,413)	5,313
Other assets	(1,001)	1,917	(633)
Accounts payable and accrued liabilities	420	(20,337)	(37)
Unearned revenue	7,768	4,494	6,474
Due to Vivendi Universal Entertainment	(1,034)	(8,583)	16,889
Deferred special fees payable to Vivendi Universal Entertainment	6,168	(22,169)	9,436
Other long-term liabilities	726	175	1,152

Net cash and cash equivalents provided by operating activities	161,891	109,880	185,139

Cash flows from investing activities
Property and equipment acquisitions	(41,412)	(30,441)	(40,195)
Proceeds related to the settlement of capital claims	—	2,500	400
Proceeds related to the sale of property and equipment	1,150	3,571	3,742

Net cash and cash equivalents used in investing activities	$(40,262)	$(24,370)	$(36,053)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from financing activities
Payments of Partner distributions	$(61,894)	$(52,610)	$(97,100)
Distributions of minority interest in equity of UCRP	(2,962)	(3,606)	(2,401)
Proceeds from long-term borrowings	—	—	550,000
Payments on long-term borrowings, capital lease obligations	(36,989)	(6,298)	(679,933)
Payments for finance costs	—	(42)	(9,751)

Net cash and cash equivalents used in financing activities	(101,845)	(62,556)	(239,185)

Net increase (decrease) in cash and cash equivalents	19,784	22,954	(90,099)
Cash and cash equivalents at beginning of period	46,833	23,879	113,978

Cash and cash equivalents at end of period	$66,617	$46,833	$23,879

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$109,056	$91,941	$112,264

Supplemental disclosures of noncash information
Property and equipment acquired through capital leases	—	—	1,713
Notes receivable issued for sale of land	4,890	—	—
Decrease in interest rate swap liability	88	5,643	14,062
Increase in interest rate swap asset	2,214	1,836	—
Notes payable issued for property and equipment	642	565	—
Property and equipment acquired in non-monetary asset acquisition	—	—	2,990
Disposal of fully depreciated assets	4,054	2,057	1,898
Forgiveness of deferred special fees (see Note 11)	—	—	50,000

See accompanying notes.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Ownership

Universal City Development Partners, LP (“UCDP LP”) was a limited partnership organized in Delaware. Effective June 5, 2002, UCDP LP became organized in Florida and changed its legal name to Universal City Development Partners, Ltd. (“UCDP LTD” or the “Company”). Through Universal City Florida Holding Co. I and Universal City Florida Holding Co. II (collectively, “Holdings”), UCDP LTD’s ultimate owners (the “Partners”), each having a 50% interest in us are Universal City Property Management II, LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment”), an affiliate of Universal Studios, Inc. (“USI”), which effective May 11, 2004, became an indirect subsidiary of NBC Universal, Inc. Both Partners share in profits and losses, contributions and distributions of UCDP LTD in accordance with their ownership percentage. Subject to certain exceptions, neither Partner may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

Holdings is required to distribute to the Partners all of their available cash, as defined, within 30 days after the end of each fiscal semi-annual period and amounts equal to the partners’ combined federal, state, local and foreign income taxes on their share of the partnership’s income. The senior secured credit facility (the “senior secured credit facility”) and the senior unsecured notes (the “UCDP notes”) restrict UCDP LTD from making any distributions to Holding I and Holding II unless certain financial ratios are satisfied (see note 5).

Prior to May 11, 2004, Vivendi Universal Entertainment was owned by Vivendi Universal, S.A. (“Vivendi”). On May 11, 2004, General Electric Company (“GE”), National Broadcasting Company Holding, Inc., National Broadcasting Company, Inc. (“NBC”), Vivendi, and Universal Studios Holding III Corp., concluded a transaction pursuant to which GE and Vivendi combined the respective businesses of NBC, Universal Studios, Inc. (“USI”), Universal Pictures International Holdings B.V., and Universal Pictures International Holdings 2 B.V. and their respective subsidiaries (the “NBC Universal Transaction”). In connection with the NBC Universal Transaction, NBC changed its corporate name to NBCU. GE owns 80% of NBCU, and Vivendi controls the remaining 20%. After this transaction, NBCU indirectly owned approximately 94.5% of Vivendi Universal Entertainment which indirectly owns a 50% interest in UCDP LTD (through Holdings). Vivendi Universal Entertainment is a non-wholly owned subsidiary of USI and certain of its affiliates which are in turn indirect wholly owned subsidiaries of NBCU. The 50% ownership interest in UCDP LTD held by Blackstone was not affected by the NBC Universal Transaction.

During June 2005, NBCU purchased the 5.5% minority interest in Vivendi Universal Entertainment. As a result of the transaction, Vivendi Universal Entertainment is now wholly owned by NBCU.

Operations

UCDP LTD owns and operates two themed attractions, Universal’s Islands of Adventure (“IOA”) and Universal Studios Florida (“USF”); an entertainment complex, Universal CityWalk Orlando (“CityWalk”); sound stages; and movie and television production facilities all located in Orlando, Florida.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the amounts of UCDP LTD and all of its subsidiaries, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”), UCDP Finance, Inc., and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, “UCDP”). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCRP is deemed a variable interest entity in accordance with Financial Accounting Standards Board issued Interpretation 46R (“FIN 46(R)”), Consolidation of Variable Interest Entities, which is owned 50% by the Company. Accordingly, the consolidated financial statements of UCDP include the results of UCRP for all years presented. Total assets of UCRP at December 31, 2006 and December 31, 2005 were approximately $18,076,000 and $18,270,000, respectively. Total revenues of UCRP during the years ended December 31, 2006, December 31, 2005 and December 31, 2004 were approximately $27,421,000, $26,905,000 and $27,374,000, respectively, and were included in other operating revenues in the accompanying financial statements.

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

Period End

Prior to 2004, UCDP’s year-end was the last Saturday of the year. In connection with the NBC Universal Transaction, UCDP changed the date of its year-end to December 31. As a result, the years ended December 31, 2006 and 2005 each contained 365 days while the year ended December 31, 2004 contained 370 days.

Reclassification

Certain items in the prior years’ consolidated financial statements have been reclassified to conform with the 2006 presentation. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s December 31, 2005 consolidated balance sheet has been reclassified to report land sold during 2006 and land deemed held for sale as of December 31, 2006 as assets held for sale. Additionally, the 2005 and 2004 distributions from unconsolidated entities, net on the consolidated statement of cash flows, has been reclassified to the operating activities section, in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”. These reclassifications had no impact on net income or partners’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts Receivable and Allowance for Doubtful Accounts

UCDP carries its accounts receivables at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivables and providing appropriate allowances when collectability becomes in doubt. In addition, UCDP provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $605,000 and $1,669,000 respectively, at December 31, 2006 and 2005.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost is determined using the average cost method. UCDP records a provision for the value of inventory, which has been deemed to have a realizable value that is less than the average cost.

Investments in Unconsolidated Entities

In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which it shared in construction costs and the profits and losses, as defined in each separate agreement. After an evaluation under FIN 46(R), where the venture is not considered to be a variable interest entity or UCDP is not considered to be the primary beneficiary, the interest in the joint venture is accounted for under the equity method in the accompanying consolidated financial statements. The investment in unconsolidated entities is recorded as UCDP’s share of construction costs, adjusted for profits and losses, distributions and contributions for each joint venture.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (In Years)
Land improvements	15
Buildings and building improvements	20-40
Equipment, fixtures and furniture	3-20

Maintenance and repairs are charged directly to expense as incurred.

Impairment of Long-Lived Assets and Intangibles

UCDP follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

UCDP reviews its long-lived assets and identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. There have been no material impairment losses recognized on UCDP’s long-lived assets or identifiable intangibles.

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average of 17 years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1,446,000 each year. Amortization of existing intangible assets will be approximately $1,446,000 during each of the next five years.

Assets held for sale

At the time management deems a property as held for sale, the cost basis of the land and any improvements made to that parcel is reclassified to assets held for sale on the balance sheet. Additionally, land sold in any year presented is reclassified to each prior year presented to assets held for sale. As of December 31, 2006, two properties were considered held for sale and are expected to close within twelve months.

Deferred Finance Costs

UCDP capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance.

Revenue Recognition

Revenue from theme park pass sales is recognized at the time passes are redeemed. Revenue from theme park annual pass sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park passes, which have not yet been redeemed. In addition to unredeemed passes, unearned revenue includes up-front payments related to CityWalk venues, advance sales from our travel company and corporate sponsorships, which is recognized into revenue over the period of benefit.

Other Operating Revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV, UCRP, corporate special events, Universal Express Plus (“UEP”), and the parking facility, are recognized as earned. UCDP hosts special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a pass that allows guests to experience reduced wait times at certain rides and attractions.

Advertising, Sales and Marketing Costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $77,458,000, $72,804,000 and $75,222,000, respectively, during the years ended December 31, 2006, 2005, and 2004, and are primarily included in theme park selling, general and administrative expenses in the accompanying consolidated statements of operations.

Sales Taxes

Sales taxes collected from the sale of theme park passes, food and beverage and merchandise are reported net in the statement of operations as the taxes collected are passed through to the applicable taxing authorities.

Theme Park Cost of Products Sold

Theme park cost of products sold consists of payroll and product costs related to the sale of food and beverage and merchandise at the theme parks.

Other Costs and Operating Expenses

Other costs and operating expenses consist primarily of costs incurred by CityWalk, UPRV, UCRP and corporate special events.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings	$1,006,364	$1,045,345	$1,041,313	$1,113,293
Interest rate swap assets	(4,050)	(4,050)	(1,836)	(1,836)
Interest rate swap liabilities	—	—	88	88

Total	$1,002,314	$1,041,295	$1,039,565	$1,111,545

Concentration of Credit Risk

Financial instruments that potentially subject UCDP to concentrations of credit risk consist primarily of accounts receivable and interest rate swaps. The credit risk associated with accounts receivable is limited by the volume of customers as well as the establishment of credit limits. UCDP is exposed to credit loss in the event of nonperformance by the counterparties to interest rate swap transactions. The counterparties to these contractual arrangements are major financial institutions that meet UCDP’s credit standards with which UCDP also has other financial relationships. UCDP does not anticipate nonperformance by such parties.

Interest Rate Swaps

UCDP utilizes interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. UCDP does not use financial instruments for trading purposes. UCDP specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

UCDP follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that UCDP would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying consolidated statements of operations.

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy fully their obligations under the contracts.

Income Taxes

No provision for income taxes has been recorded in the consolidated financial statements, as the owners are required to report their share of UCDP’s earnings or losses in their respective income tax returns. The Partners’ tax returns and the amounts of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the Partners could be changed accordingly.

Certain transactions of UCDP may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States. Accordingly, the net income or loss of UCDP reported for income tax purposes may differ from the balances reported for those same items in the accompanying consolidated financial statements. The difference in the assets as reported in the consolidated financial statements at December 31, 2006 and as reported for tax purposes is approximately $966,692,000, while the difference in liabilities is approximately $12,763,000. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Litigation

UCDP is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims. If UCDP believes that costs from these matters are probable and the amount of the costs can be reasonably estimated, it will accrue the estimated costs. If UCDP believes a loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose the estimate of the possible loss (see note 13).

Segments

UCDP operates and tracks its results in one reportable segment in accordance with the aggregation provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 simplifies the accounting for hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. UCDP does not believe adoption of SFAS 155 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. UCDP implemented the disclosure requirements of EITF 06-3 as of December 31, 2006 and it did not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. UCDP does not believe adoption of SFAS 157 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on UCDP’s financial position, results of operations or cash flows.

3. Inventories

UCDP’s inventories are comprised of the following components as of December 31, (in thousands):

	2006	2005
Merchandise	$12,709	$11,640
Food and beverage	4,259	3,541
Operating supplies and maintenance parts	28,051	27,384
Less: reserves	(1,203)	(1,062)

Total	$43,816	$41,503

During the years ended December 31, 2006, 2005 and 2004, UCDP used approximately $1,065,000, $2,432,000 and $4,912,000, respectively, of the inventory reserves.

4. Investments in Unconsolidated Entities

As of December 31, 2006, UCDP had the following investments in unconsolidated entities:

Name	Year of Inception	Ownership Interest as of December 31, 2006	Description
NASCAR Café/Orlando Joint Venture (1)	1997	25%	Operates a restaurant in CityWalk.
Universal/Cineplex Orlando Joint Venture (2)	1997	50%	Operates a 20 screen cinema in CityWalk.
Uniman, LLC (3)	2006	50%	Licenses the rights to produce a live Blue Man Group show.

(1)	NASCAR Café/Orlando Joint Venture (“NASCAR”) is 25% owned by UCDP and 75% owned by NC Orlando, LLC. The entity operates the NASCAR Café restaurant located within CityWalk. In November 2006, the restaurant closed for renovation and reopened as the NASCAR Sports Grille in February 2007. UCDP’s interest in NASCAR is accounted for under the equity method.

(2)	Universal/Cineplex Orlando Joint Venture (“Cineplex”) is 50% owned by UCDP and 50% owned by Plitt Theatres, Inc. The entity operates a 20-screen Cineplex located within CityWalk. UCDP’s interest in Cineplex is accounted for under the equity method.
(3)	Uniman, LLC (“Uniman”), is 50% owned by UCDP and 50% owned by Zebra Horse, LLC an affiliate of Blue Man Group Productions, Inc. The entity will present a live theatrical production that combines music, comedy and multimedia artistry to create a unique form of entertainment at a studio within the resort. The show is anticipated to open during the summer of 2007. UCDP’s interest in Uniman is accounted for under the equity method.

5. Long-Term Borrowings

Indebtedness consisted of the following as of December 31 (in thousands):

	Interest Rate	Maturity Date	2006	2005
Senior secured credit facility	(1)	(2)	$509,000	$544,500
Fixed rate senior notes	11.75%	April 1, 2010	500,000	500,000
Equipment financing note	5.35%	April 1, 2007	75	375

Gross principal payable			1,009,075	1,044,875
Unamortized discounts			2,711	3,562

Total debt			$1,006,364	$1,041,313

(1)	The senior secured credit facility bears interest based at UCDP’s option on either the prime rate publicly announced by Morgan Guaranty Trust Company of New York plus 200 bps, or at the 3-month LIBOR plus 200 bps.
(2)	The maturity date of the senior secured credit facility is March 31, 2011, however, it is repayable in full at December 1, 2009, if the UCDP notes are not refinanced or repaid in full prior to such date.

On December 9, 2004, the senior secured credit facility was refinanced (“2004 Amendment”), resulting in amended and restated senior secured credit facilities consisting of a $550,000,000 term loan and a $100,000,000 revolving credit facility. In addition, UCDP may borrow up to $200,000,000 of incremental debt from time to time. Part of the proceeds were used to refinance UCDP’s existing term loan of approximately $507,421,000, and the debt amortization was revised. Additionally, certain covenants were modified. During the year ended December 31, 2004, total fees and expenses associated with the 2004 Amendment were approximately $10,999,000 of which $9,751,000 was capitalized as deferred finance costs and $1,248,000 was expensed in accordance with EITF 96-19. UCDP incurred an additional $42,000 of costs related to the 2004 Amendment during the year ended December 31, 2005, all of which was capitalized as deferred finance costs in accordance with EITF 96-19.

The senior secured credit facility consists of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2006 and 2005. On those dates, no funds were outstanding on the revolving credit facility. Additionally, a commitment fee of 0.5% per annum is payable on the unused amounts of the revolving credit facility.

The senior secured credit facility is secured by a mortgage on substantially all of UCDP’s real and personal property. Currently, the senior secured credit facility is repayable in quarterly installments of 0.25%, which commenced on March 31, 2005, and ends on December 31, 2010. This equates to annual principal payments of 1.0% with the balance due in 2011. Accordingly, UCDP paid regular principal payments of $5,500,000 during each of the years ended December 31, 2006 and December 31, 2005 in connection with the senior secured credit facility’s principal amortization schedule. The senior secured credit facility also requires a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2006 and 2005. As such, no such excess cash flow payment was required as of December 31, 2006 or 2005. Furthermore, all prepayments are applied in forward order of maturity. During 2006, UCDP made a voluntary prepayment in the amount of $30,000,000; effectively prepaying all principal amounts that would have been due up until the facility’s maturity date. The senior secured credit facility contains certain customary limitations. The most restrictive limitations relate to the incurrence of liens, additional indebtedness and maintenance of funded debt and interest coverage ratios, among others. Our senior secured credit facility is effectively senior to the UCDP notes.

Scheduled maturities of amounts drawn at December 31, 2006 are as follows (in thousands):

Fiscal Year	Amount
2007	$75
2008	—
2009	—
2010	500,000
2011	509,000

$1,009,075

UCDP capitalizes interest on significant capital projects, which require an extended period of time to complete. UCDP capitalized interest of approximately $817,000, $244,000 and $2,115,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

6. Interest Rate Swaps

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2006 (in thousands):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$150,000	April 2, 2007	$—	(1)	Operating statement	(1)
200,000	November 20, 2009	2,814	4.77%	OCI	Fixed
300,000	October 15, 2009	1,236	4.41%	OCI	Fixed

$650,000		$4,050

(1)	This swap provides that UCDP receive an interest rate of 11.75% (computed on a bond basis) in exchange for payment of six month LIBOR, plus 8.01% subject to a LIBOR interest rate collar between 3.58% and 5.25% with a floor knockout if LIBOR falls below 1.15%.

The following table summarizes the changes in fair value of our interest rate swaps during the years ended December 31, (in thousands):

	2006		2005		2004
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1 (2)(3)	$30	$—	$1,270	$—	$181	$2,622
Swap #2 (2)(3)	30	—	1,273	—	181	2,632
Swap #3 (2)(3)	30	—	1,291	—	181	2,643
Swap #4 (2)(3)	30	—	1,283	—	181	2,625
Swap #5 (3)	(36)	—	(895)	—	5,414	—
Swap #6	638	—	788	—	(2,598)	—
Swap #7	—	355	—	10	—	—
Swap #8	—	1,225	—	2,459	—	—
Ineffective amortization(2)	(222)	222	(5,401)	5,401	(339)	339

Total	$500	$1,802	$(391)	$7,870	$3,201	$10,861

(2)	Swaps #1 through #4 became ineffective as the result of our refinancing in December 2004.
(3)	This swap expired during 2006.

7. Operating Lease Obligations

UCDP has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2013.

The following is a five-year schedule of minimum future rental payments under the noncancelable operating leases at December 31, 2006 (in thousands):

Fiscal Year	Amount
2007	$3,420
2008	2,779
2009	2,396
2010	1,988
2011	1,815
Thereafter	1,258

$13,656

During the years ended December 31, 2006, 2005, and 2004, respectively, UCDP incurred rent expense under the operating leases of approximately $3,318,000, $3,837,000 and $3,804,000, which was included in the related costs and operating expenses in the accompanying consolidated statements of operations.

8. Capital Leases

UCDP leases certain equipment under capital leases. Equipment, fixtures and furniture included approximately $5,233,000 in capitalized assets as of December 31, 2006 and 2005 and included $4,753,000 and $4,166,000 in accumulated depreciation respectively. Depreciation expense related to assets under capital leases amounted to approximately $587,000, $796,000 and $781,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006, future minimum lease payments due under capital leases are as follows (in thousands):

Fiscal Year	Amount
2007	$656
Thereafter	—

Total minimum lease payments	656
Less amount representing interest	(22)

Present value of minimum lease payments	634
Less current portion of capital lease obligations	(634)

Capital lease obligations, net of current portion	$—

9. Compensation Plans

Deferred Compensation Plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at their election at retirement, at termination of their employment, at death or during specified in service periods, or in the event of an approved unforeseeable financial emergency. At December 31, 2006 and 2005, respectively, UCDP had accrued approximately $7,699,000 and $6,973,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying consolidated balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $7,757,000 and $6,717,000, respectively, at December 31, 2006 and 2005, and is included in other assets in the accompanying consolidated balance sheets.

Long-Term Incentive Plan

UCDP had a Long-Term Incentive Plan (the “2004 Incentive Plan”) to provide selected key employees the opportunity to benefit from the growth in value of UCDP. Participating employees were granted appreciation rights in the 2004 Incentive Plan, which became exercisable on January 1, 2005. The value of these appreciation rights was generally based on the growth in market value of the Partners’ equity ownership interests in UCDP. UCDP accrued the estimated payout value of the 2004 Incentive Plan straight line over its term. In February 2005, $13,603,000 was paid relating to the 2004 Incentive Plan.

On September 6, 2005, the Park Advisory Board approved a new Long-Term Growth Plan (the “2007 Growth Plan”) effective as of January 1, 2005. The 2007 Growth Plan also provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more Value Appreciation Rights (“VARs”). The value of a VAR is generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBCU owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. UCDP accrues the estimated payout value of the 2007 Growth Plan straight line over its term. Under the plan, all awards are paid in cash. As of December 31, 2006 and 2005, respectively UCDP had $5,072,000 and $2,536,000 accrued under this plan.

10. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities as of December 31, (in thousands):

	2006	2005
Accounts payable	$6,603	$5,597
Capital expenditures	3,966	7,867
Marketing and advertising	5,444	5,875
Interest	21,788	20,899
Compensation and benefits	26,131	24,792
Operating accruals	14,268	10,615
Consulting fees	4,244	3,843
Property and sales tax	1,507	1,508
Other	5,114	7,649

Total	$89,065	$88,645

11. Related Party Transactions

Vivendi Universal Entertainment’s Special Fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. The special fee amounted to approximately $35,300,000, $35,251,000 and $36,631,000, respectively, during the years ended December 31, 2006, 2005, and 2004. Interest expense incurred on the deferred special fee was approximately $996,000, $1,593,000 and $6,107,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can also be paid if certain leverage ratios are met. These ratios were met as of UCDP’s fiscal quarter end dates in 2006 and 2005. In addition, Holdings purchased from Vivendi Universal Entertainment the right to receive from UCDP the most recently accrued $70,000,000 of deferred special fees relating to Universal’s Islands of Adventure for $70,000,000. Also, $50,000,000 of the next most recently accrued deferred special fees related to Universal’s Islands of Adventure and Universal Studios Florida was forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination aspects of UCDP’s senior secured credit facility, the UCDP notes, the special fee may not be paid if there is an event of default (or to the knowledge of UCDP’s officers a default).

During the years ended December 31, 2006 and 2005, UCDP paid total fees of approximately $35,893,000 and $73,551,000, respectively, to Vivendi Universal Entertainment. The amount due to Vivendi Universal Entertainment as of December 31, 2006 and 2005 approximated $8,214,000 and $7,811,000. The balances payable as of December 31, 2006 and 2005 were classified as current.

Partner Distributions

UCDP paid distributions to the Partners of $20,000,000, $20,000,000, and $455,000,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

Other Partner Matters

In late 2004, the Partners entered into an amended and restated partners’ agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in Holdings, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in Holdings to a third party provided the other party be permitted to require the third party to purchase such other party’s interest in Holdings at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in Holdings without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and

Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in Holdings are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in Holdings is not a “change of control” for the purposes of the notes and the amended and restated credit facilities and the notes of Holdings, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a “change of control”.

Reimbursement of UCDP’s Manager’s Costs

Vivendi Universal Entertainment provides UCDP with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCDP by Vivendi Universal Entertainment. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCDP projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCDP receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Vivendi Universal Entertainment that administers the allocations, has indicated to UCDP that their allocation methods are reasonable. During the years ended December 31, 2006, 2005, and 2004, respectively, UCDP incurred approximately $21,367,000, $21,763,000 and $27,209,000 related to these services.

Transactions with CityWalk Operations

Vivendi Universal Entertainment has an indirect interest in certain restaurants and retail outlets in CityWalk, including Hard Rock Cafe/Hard Rock Live, and had an indirect interest in Motown, which was dissolved on December 31, 2004. During the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively, UCDP earned aggregate rent of approximately $2,000,000, $2,050,000 and $3,070,000. On December 31, 2006, Vivendi Universal Entertainment sold its interest in Hard Rock Café/Hard Rock Live.

Advisory Services Agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP pays each Partner $1,250,000 annually. During the years ended December 31, 2006, 2005, and 2004, UCDP incurred $2,500,000 per year related to the Services Agreement. These amounts were included in other costs and operating expenses in the accompanying consolidated statements of operations.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Vivendi Universal Entertainment. The lease is for the land under three hotel sites, which requires lease payments based on a percentage of hotel revenue. UCF Hotel Venture is also required to pay UCDP an additional ground rent based on their cash available after their partners’ distributions, subject to an annual cap. The cash flow threshold was met during each of the years ended December 31, 2006 and 2005, therefore UCDP received additional rental revenue. During the years ended December 31, 2006, 2005, and 2004, respectively, UCDP recorded approximately $10,802,000, $7,680,000 and $2,045,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying consolidated statements of operations.

Hotel guests may charge theme park passes, food and beverage and merchandise sold at IOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCDP then collects this revenue by billing UCF HV. In addition, UCDP provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways, and hotel marketing. During the years ended December 31, 2006, 2005, and 2004, respectively, total amounts received from UCF HV were approximately $16,827,000, $17,143,000 and $17,880,000.

Transactions with Related Theme Parks

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando (“WNW”). UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including IOA, USF and WNW. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2006, 2005, and 2004, respectively, UCDP’s share of revenue from this ticketing program was approximately $39,323,000, $44,207,000 and $40,639,000. During the years ended December 31, 2006, 2005, and 2004, respectively, WNW’s share of this ticketing program was approximately $7,400,000, $8,317,000 and $7,702,000.

Transactions with NBCU and GE

As a result of the NBC Universal Transaction, UCDP is realizing synergies with other NBCU businesses which include cross-promotion with a variety of NBCU television and cable services, including iVillage Live (a live daily television show produced in Islands of Adventure which started in late 2006), in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCDP’s parks. UCDP estimates the value of both sides of these transactions during the years ended December 31, 2006, 2005 and 2004 to be approximately $4,700,000, $3,000,000 and $1,600,000, respectively.

At the suggestion of NBCU, costs were incurred to upgrade UCDP’s environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into certain third-party contracts. The Partners agreed that UCDP will pay for these costs. Total costs incurred were approximately $4,100,000, of which approximately $2,000,000 was capitalized as property and equipment and approximately $2,100,000 was expensed within other costs and operating expenses during 2005. As of December 31, 2006 and 2005, UCDP owed NBCU $0 and $1,677,000 as a reimbursement for costs paid by NBCU.

UCDP leases certain trailers through a subsidiary of GE. During the years ended December 31, 2006 and 2005, the cost of these leases was approximately $176,000 annually. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $312,000 as of December 31, 2006. These leases existed prior to the NBC Universal Transaction.

Transactions with Blackstone

UCDP utilizes SunGard Data Systems, Inc. (“SunGard”) for its disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction by Blackstone. UCDP’s use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended December 31, 2006 and 2005, the total cost of these services was approximately $172,000 and $180,000, respectively.

Receivables from Related Parties

Receivables from related parties are comprised of the following amounts as of December 31, (in thousands):

	2006	2005
UCF HV	$5,936	$3,045
HR Florida Partners	869	849
Cineplex Odeon	237	387
Other	534	368

Total	$7,576	$4,649

12. Retirement Plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire or, if later, attainment of age 21. Nonexempt employees are eligible to participate in the Contribution Plan upon completion of 12 months and accumulation of 1,000 hours of service during that period and upon attaining the age of 21. UCDP provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCDP under the Contribution Plan were approximately $3,853,000, $3,698,000 and $3,440,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

13. Commitments and Contingencies

Consulting Agreement

UCDP has an agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) under which UCDP pays a fee equal to a percentage of UCDP’s gross revenues for consulting services in connection with the attractions and certain other facilities owned by UCDP. The accompanying consolidated statements of operations include consulting fee expense under the Consulting Agreement of approximately $18,108,000, $17,833,000 and $18,548,000, respectively, during the years ended December 31, 2006, 2005, and 2004.

Under the terms of the Consulting Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. At present, the only theme park which is a comparable project under the Consulting Agreement is Universal Studios Japan, which is partially owned and operated by an affiliate of Vivendi Universal Entertainment. USI has guaranteed UCDP’s obligations under the Consulting Agreement for the benefit of the Consultant and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee. Accordingly, fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $3,961,000 and $3,737,000, respectively, as of December 31, 2006 and 2005. These amounts were paid in the following year. Vivendi Universal Entertainment has indemnified UCDP against any liability under the Consulting Agreement related to any comparable project that is not owned or controlled by UCDP.

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

On March 15, 2005, counsel for the Consultant delivered to UCDP a report, which asserts that the Consultant is owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The resolution was within the amount accrued for the loss contingency.

Litigation

Capital Claims

In the course of completion of the construction of IOA, CityWalk and related support facilities, a number of claims were asserted by design firms, contractors, subcontractors and material suppliers for compensation not included in the final contract payouts (the “Capital Claims”). Such claims involved alleged extra work, alleged costs incurred due to extended project duration, alleged acceleration and similar causes of action. The settlement of the case described below concluded the resolution of all of the material Capital Claims against UCDP.

The general contractor of Seuss Landing at Universal’s Islands of Adventure (the “General Contractor”), filed suit in July 2000 alleging breach of contract by UCDP. The suit sought damages in excess of $25,000,000 and foreclosure of its lien against the project. The General Contractor later voluntarily reduced its lien claim to approximately $20,650,000. UCDP denied the substantive allegations of the claim and filed a counterclaim alleging fraudulent lien, breach of contract, breach of releases and other counts. The General Contractor later amended its complaint to add additional parties and additional claims. The parties entered into a Mutual Release and Settlement Agreement effective June 11, 2004. UCDP paid $9,600,000 pursuant to the Settlement Agreement on June 21, 2004. The General Contractor has released the lien and the case has been dismissed. The settlement payment was within the amount accrued for the loss contingency.

Ride and Show

On November 13, 2003, Ride & Show Engineering, Inc. (“Ride & Show”) filed a Complaint For Patent Infringement, Injunctive Relief and Damages (the “Complaint”) in the United States District Court for the Central District of California, naming USJ Co., Ltd., and Universal City Studios LLLP d/b/a Universal Studios Recreation Group, affiliates of UCDP, as defendants. On February 12, 2004, the Plaintiff served a First Amended Complaint (the “Amended Complaint”) naming the above-referenced defendants as well as UCDP and another company, Oriental Land Co., Ltd., as additional defendants. On September 24, 2003, a similar complaint was filed in the same court against other defendants, including entities that appear to be operators of amusement parks and amusement park rides, and designers and manufacturers of amusement park rides. The Amended Complaint alleges that the named defendants have infringed U.S. Patent No. 5,527,221 (the “Patent”) by operating, making, using, selling, advertising, and/or offering for sale in the United States amusement park rides that embody or otherwise practice one or more of the claims of such Patent or by otherwise contributing to infringement or inducing others to infringe. The Amended Complaint did not include specific allegations concerning the location or manner of alleged infringement. However, plaintiff’s counsel has advised UCDP that the allegations of the Amended Complaint relate to rides located at UCDP’s theme parks. On February 3, 2006 USJ Co. Ltd. entered into a Settlement and License Agreement pursuant to which Ride & Show agreed to dismiss the California Case.

UCDP filed a motion seeking to either dismiss the action or to transfer it to the Middle District of Florida. On May 5, 2004, the United States District Court for the Central District of California granted the Motion and dismissed, without prejudice, the case for improper venue. As a result, UCDP is no longer a party to that action. On May 21, 2004, UCDP filed a Complaint against Ride & Show Engineering, Inc. in the U.S. District Court for the Middle District of Florida. The Complaint contains counts for declaratory relief, breach of contract, conversion, unjust enrichment, constructive trust, and fraud. Among other things, the Complaint challenges Ride & Show’s ownership of the subject Patent and the validity of the Patent. In addition, UCDP sought a declaration by the Court that it has not infringed the Patent. UCDP also sought damages for Ride & Show’s use of the invention that is the subject of the Patent. On July 19, 2004, Ride & Show filed a motion to dismiss the Complaint and to transfer a portion of UCDP’s declaratory relief count to the U.S. District Court for the Central District of California. UCDP opposed the motion and on August 26, 2004, Ride & Show’s motion was denied. On September 10, 2004, Ride & Show filed its answer and counterclaim for Patent Infringement and Breach of Contract. On October 4, 2004, UCDP filed its answer to the counterclaim denying all material allegations and asserting numerous affirmative defenses. On May 26, 2005, UCDP and Ride & Show participated in a court ordered mediation, which resulted in an impasse. Ride & Show moved for summary judgment on the Patent ownership issue and UCDP moved for summary judgment on all issues. On December 19, 2005, UCDP filed a Motion to Amend its Reply to Ride & Show’s Counterclaim to include the defense of res judicata based upon the dismissals of Moog and MTS in the California case. On February 21, 2006, the Magistrate issued a Report and Recommendation denying UCDP’s Motion to Amend and UCDP filed an Objection to Report and Recommendation. On March 6, 2006, the Court issued an Order denying UCDP’s Motion for Summary Judgment and set a hearing on Ride and Show’s Motion for Summary Judgment, which was held on March 17, 2006. The Court held a hearing on March 29, 2006 with respect to UCDP’s Objection to Report and Recommendation. As a result of the dismissal of the California Case, USJ Co. Ltd. has terminated its Joint Defense Agreement and both USJ Co. and Universal Parks & Resorts ceased sharing costs of defense of the Ride & Show claims in the California and Florida Cases as of February 1, 2006. At a mediation held on April 11, 2006, the parties agreed to a resolution in principal of all claims and the parties have now executed mutually agreed settlement documentation. On April 12, 2006, the Court entered an Order of Dismissal without prejudice and denied all pending motions as moot. The resolution was within the amount accrued for the loss contingency and was paid during the second quarter of 2006.

Property taxes

In February 2006, UCDP was notified by the Orange County Property Appraiser’s Office that a tangible personal property tax review was underway for the years 2003, 2004 and 2005. In August 2006, the Property Appraiser’s Office estimated assessments of back taxes for those years, and also issued increased assessments of certain real and tangible personal property for 2006 over 2005 values. On September 18, 2006, UCDP filed petitions to the Orange County Value Adjustment Board seeking review and adjustment of the 2006 assessments. In addition, on October 9, 2006, UCDP filed with the Orange County Property Appraiser exceptions to the estimated back assessments for 2003, 2004 and 2005 tangible personal property, and requested additional information relating to the back assessments. Hearings before the Value Adjustment Board on UCDP’s petitions took place on December 11 and 12, 2006, after which two Special Magistrates recommended to the Value Adjustment Board that the 2006 assessments of UCDP’s real and tangible personal property be reduced. Based on those recommendations, the Property Appraiser subsequently issued revised 2006 assessments that reduce assessed property values and result in a tax savings of over $1.1 million. The Value Adjustment Board approved the Special Magistrates’ recommendations and the Property Appraiser’s revised assessments on March 20, 2007. In addition, on December 21, 2006, the Property Appraiser concluded its audit of the 2003, 2004 and 2005 tangible personal property returns, finding that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes and penalties being charged by the Orange County Tax Collector. On January 12, 2007, UCDP filed petitions with the Value Adjustment Board challenging the back assessments. UCDP’s petitions were scheduled to be heard by a Special Magistrate on February 20, 2007; however, on February 15, 2007, UCDP was notified that its petitions were being dismissed on procedural grounds. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. It is premature to assess the likelihood of any material impact to its results of operations, financial position or cash flows.

Patent Infringement

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G& T Conveyor Co. filed a Complaint for Patent Infringement (the “2007 Complaint”) in the United States District Court for the District of Delaware naming NBCU, USI and Blackstone Group L.P. as defendants (collectively the “Defendants”), along with other industry theme park owners or operators. The 2007 Complaint alleges that the Defendants are liable for direct or indirect infringement of various patents because of their ownership and/or operation of various theme parks and amusement rides. The 2007 Complaint does not include specific allegations concerning the location or manner of alleged infringement and does not name UCDP, but the allegations may relate to rides owned and operated by UCDP. The 2007 Complaint seeks damages and injunctive relief. Because this case is in its early stages it is premature to assess the likelihood of any impact that this case may have on UCDP’s financial position or the results of operations.

Other

UCDP is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

14. Land Sales

From time to time, UCDP sells portions of its undeveloped land that is not required to support its long-term growth plans. In December 2006, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $845,000. In connection with this sale, UCDP recorded a gain of $5,195,000 during the year ended December 31, 2006. As part of the transaction, UCDP received a promissory note from the buyer in the amount of $4,890,000 to be repaid one year from the transaction date.

In December 2005, UCDP sold 4 acres of undeveloped land. The cost basis of the land approximated $1,391,000. In connection with this sale, UCDP recorded a gain of $2,180,000 during the year ended December 31, 2005.

In May 2004, UCDP sold a small parcel of undeveloped land. The cost basis of the land approximated $2,483,000. In connection with this sale, UCDP recorded a gain of $1,282,000 during the year ended December 31, 2004. UCDP used the proceeds from the land sale to prepay additional principal on the senior secured credit facility.

15. Quarterly Data (Unaudited)

UCDP’s quarterly results are subject to seasonal variations. UCDP’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Operating revenues	$181,559	$249,687	$225,521	$198,619
Operating income	2,832	55,184	52,868	34,092
Net (loss) income	(25,738)	27,468	28,096	12,134

2005
Operating revenues	$209,506	$228,403	$225,792	$186,895
Operating income	18,494	43,836	53,037	25,958
Net (loss) income	(9,150)	17,516	25,782	1,120

The quarterly results above were impacted by the following discrete transactions:

(1)	During the fourth quarter of 2006, UCDP recorded a gain of $5,195,000 related to a land sale. (see note 14).

(2)	During fourth quarter of 2006, UCDP recorded approximately $8,562,000 in additional ground rent from UCF HV (see note 11).

(3)	During fourth quarter of 2005, UCDP recorded approximately $5,500,000 in additional ground rent from UCF HV (see note 11).

(4)	During the fourth quarter of 2005, UCDP recorded a gain of $2,180,000 related to a land sale (see note 14).

(5)	The high volume period stemming from the Easter holiday occurred during the first quarter in 2005 and during the second quarter in 2006.

16. Subsequent Events

Effective January 12, 2007, Michael J. Short, Executive Vice President and Chief Financial Officer of UCDP resigned.

On January 23, 2007, Tracey L. Stockwell, UCDP’s Vice President of Finance and Controller was named UCDP’s Senior Vice President and Chief Financial Officer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Universal City Florida Holding Co. I and Universal City Florida Holding Co. II

The management of Universal City Development Partners, Ltd. carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

There was no change in UCDP’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

UCDP Finance, Inc.

The management of UCDP Finance, Inc. (“Finance”) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, as of the end of the period covered by that report.

There was no change in Finance’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Pursuant to the terms of the UCDP partnership agreement, we are governed and managed by our general partner, Holding II, through a six-member committee of representatives of the partners of Holding II, known as the Park Advisory Board. Three members of the Park Advisory Board are designated by Blackstone and three are designated by Universal. Holding II has the exclusive right to manage and control UCDP and may execute documents, instruments and agreements on UCDP’s behalf. All actions of the Park Advisory Board must be approved by the representatives of both Blackstone and Universal CPM (except when the capital account balance of either Blackstone or Universal CPM is half that of the other, then the partner with the greater capital account balance is entitled to exclusively govern and manage UCDP for so long as its capital account balance is twice that of the other partner). UCDP’s partnership agreement provides for Vivendi Universal Entertainment to manage the day-to-day operation of our theme parks subject to the supervision and oversight of the Park Advisory Board.

We employ most of our executive officers and employees. However, some of our executive officers and certain of our employees are employed by our manager, Vivendi Universal Entertainment, or its affiliates and their services are provided to us on a reimbursement basis.

See “Item 13. Certain relationships and related transactions—Reimbursement of UCDP’s manager’s costs” for a better description of this relationship.

Set forth below is certain information regarding our representatives, the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, “Universal Orlando” refers to the business conducted by UCDP.

Name	Age	Position
Thomas L. Williams(1)	59	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

John R. Sprouls(1)	48	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, President/Chief Executive Officer for each of Holding I and Holding II, Chief Executive Officer for UCDP and Universal CPM representative for each of Holding I and Holding II

Patricia E. Hutton	43	Universal CPM representative on UCDP’s Park Advisory Board and Universal CPM representative for each of Holding I and Holding II

Jean Louis Bonnier (1)	44	Universal CPM representative on the audit committee for each of Holding I and Holding II and UCDP

Bruce L. Campbell	39	Universal CPM representative on UCDP’s Park Advisory Board

Michael S. Chae	38	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Thomas B. McGrath	52	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II

Jill Greenthal	50	Blackstone representative on UCDP’s Park Advisory Board, Blackstone representative on the audit committee for each of Holding I and Holding II, and UCDP and Blackstone representative for each of Holding I and Holding II

William A. Davis	60	President and Chief Operating Officer, Universal Orlando

Tracey L. Stockwell	42	Senior Vice President and Chief Financial Officer, Universal Orlando, Treasurer/Chief Financial Officer for each of Holding I and Holding II

Gretchen Hofmann	45	Executive Vice President, Sales and Marketing, Universal Orlando

Richard E. Costales	54	Senior Vice President, Park Operations, Universal Orlando

Daniel J. Cupertino	56	Senior Vice President, Sales, Universal Orlando

Richard T. Florell	58	Senior Vice President and General Manager Resort Revenue Operations, Universal Orlando

Peter C. Giacalone	55	Senior Vice President, Business Development, Universal Orlando

J. Michael Hightower(1)	49	Senior Vice President, Technical Services, Universal Orlando

Kurt Kostur	40	Senior Vice President, Marketing, Universal Orlando

Catherine A. Roth	49	Senior Vice President, Legal Affairs and General Counsel, Universal Orlando

James A. Timon	48	Senior Vice President, Entertainment, Universal Orlando

Sherry R. Emerson	37	Vice President Finance, Treasurer, Universal Orlando

Daniel P. Neal	34	Vice President Finance and Controller, Universal Orlando

(1)	Employed by Vivendi Universal Entertainment or one of its affiliates.

Thomas L. Williams has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since October 1999. In addition, Mr. Williams was appointed Chairman of each of UCFH I Finance and UCFH II Finance in December 2004. Mr. Williams has been Chairman and Chief Executive Officer of Universal Parks & Resorts, a division of Vivendi Universal Entertainment since 1999. Prior to holding that position, Mr. Williams served as UCDP’s President and Chief Operating Officer since 1990. Prior to joining Universal Orlando in 1987 he was Vice President of Hotels and Restaurants for Yosemite National Park.

John R. Sprouls has been a Universal CPM representative and the President/Chief Executive Officer for each of Holding I and Holding II since December 2004 and Chief Executive Officer of UCDP since December 2006. In addition, Mr. Sprouls is a Universal Parks & Resorts Executive Vice President, Human Resources, Legal & Business Affairs since 2004. Since 1999, Mr. Sprouls was Universal Parks & Resorts Executive Vice President, Chief Human Resources Officer. Prior to that, Mr. Sprouls served as Universal Parks & Resorts Senior Vice President of Administration from 1997 to 1999, and Universal Parks & Resorts Vice President of Human Resources from 1996 to 1997. Prior to joining us in 1996, Mr. Sprouls held various Human Resource roles within The Seagram Company, Ltd., including Senior Vice President of Human Resources for the Seagram Spirits and Wine Group from 1991 to 1996.

Patricia E. Hutton has been a member of UCDP’s Park Advisory Board and a Universal CPM representative for each of Holding I and Holding II since February 2005. During the past nineteen years, Ms. Hutton has held several positions within GE, including NBC. From 2002 to 2004, Ms. Hutton served as Chief Financial Officer of NBC and Telemundo owned and operated stations. In May 2004, Ms. Hutton was appointed Executive Vice President and Chief Financial Officer of NBC Universal Pictures & Studios.

Jean Louis Bonnier was appointed Senior Vice President/Chief Financial Officer of Universal Parks & Resorts Finance in December 2005. Mr. Bonnier also serves on the audit committees for each of Holding I and Holding II and UCDP. Prior to his current position Mr. Bonnier served as Universal Parks & Resorts Vice President, Finance. Prior to joining Universal Parks & Resorts, Mr. Bonnier was Vice President of NBC Stations Division. He has been with NBC since 1999 and various businesses within GE since 1991.

Bruce L. Campbell was appointed to UCDP’s Park Advisory Board in February 2006. Mr. Campbell has served as Executive Vice President, Business Development for NBC Universal since November 2005. Prior to his current appointment, Campbell served as Senior Vice President, Business Development for NBC Universal and was responsible for sourcing and executing acquisitions and strategic investments across all divisions of the company.

Thomas B. McGrath has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since August 2006. Mr. McGrath is the founder of Crossroads Media, a co-chairman of Screen Capital International, and a board member of CineWorld UK, Timeplay, and V-Media. Mr. McGrath was formerly Executive Vice President of the Viacom Entertainment Group and President of Time Warner International Broadcasting

Michael S. Chae has been a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II since September 2005. Mr. Chae is a Senior Managing Director in the Private Equity at The Blackstone Group L.P., which he joined in 1997. Before joining Blackstone, Mr. Chae worked as an Associate at the Carlyle Group, L.P. and prior to that with Dillon, Read & Co.

Jill Greenthal was recently appointed as a member of UCDP’s Park Advisory Board and a Blackstone representative for each of Holding I and Holding II. Ms. Greenthal also serves on the audit committees for each of Holding I and Holding II and UCDP. Ms. Greenthal is a Senior Advisor in the Private Equity group at Blackstone, a position held since January 2007. Prior to that time, she was a Senior Managing Director in the Corporate Advisory Services group. Ms. Greenthal currently serves on the Board of Directors of Martha Stewart Living Omnimedia.

William A. Davis was named President and Chief Operating Officer of UCDP in December 2006. During 2005 and 2006 he was the Vice President and General Manager of Six Flags Marine World in San Francisco. Prior to that, Mr. Davis was the Managing Director of Port Aventura, S.A., more commonly known as Universal Mediterranea, in Tarragona, Spain during 2003 and 2004. Mr. Davis also served as a director of Port Aventura, S.A. and USPA Hotel Ventures I, S.A. during that same period. From 2000 until 2002, Mr. Davis was the Senior Vice President of Guest Services for Busch Entertainment Corporation.

Tracey L. Stockwell was named UCDP’s Senior Vice President and Chief Financial Officer in January 2007, as well as Treasurer/Chief Financial Officer of both of Holdings I and Holdings II. Prior to that, she had been UCDP’s Vice President of Finance and Controller since 2000. From 1999 to 2000, she served as UCDP’s Senior Director of Finance. From 1997 to 1999, she was UCDP’s Director of Finance. Prior to that position Ms. Stockwell was a senior manager for Price Waterhouse in Orlando. Ms. Stockwell received a B.Com from the University of Windsor, Ontario and is a licensed Certified Public Accountant in Florida.

Gretchen Hofmann was promoted to UCDP’s Executive Vice President, Sales and Marketing during 2006. Prior to that, she had been UCDP’s Senior Vice President, Sales and Marketing since 2003. From 2001 to 2003, Ms. Hofmann was UCDP’s Senior Vice President, Marketing. From 1993 to 2001, she worked for Tricon Global Restaurants, formally known as PepsiCo in a number of capacities, in the U.S. and internationally including Vice President of Marketing for the Taco Bell Corp., from 1998 to 2001. Prior to joining PepsiCo, Ms. Hofmann served in a variety of capacities for BBDO New York, ultimately serving as Vice President Account Supervisor for the Polaroid and Pizza Hut accounts.

Richard E. Costales has been UCDP’s Senior Vice President, Park Operations since 1994. From 1991 to 1994, he served as UCDP’s Vice President of Operations. Prior to 1991, Mr. Costales was UCDP’s Director of Operations.

Daniel J. Cupertino joined UCDP in 2006 as Senior Vice President of Sales. From 2004 to 2006 he was Vice President of Sales at Walt Disney Parks and Resorts in Orlando. Prior to that time, he worked at Delta Airlines for 30 years, where he held a variety of sales leadership positions including Managing Director of Agency and Leisure Sales as well as Managing Director, Pricing and Revenue Control.

Richard T. Florell has been UCDP’s Senior Vice President and General Manager, Resort Revenue Operations since 2003. From 2000 to 2003, Mr. Florell was Senior Vice President and General Manager of CityWalk and Resort Shared Services. From 1995 to 2000 Mr. Florell was Vice President of CityWalk. Prior to joining us in 1995, Mr. Florell was Vice President of Specialty Entertainment Centers at Walt Disney World, which included Pleasure Island, Disney’s Village Marketplace, Resort Retail Operations, Resort Entertainment and Development of Downtown Disney.

Peter C. Giacalone has been UCDP’s Senior Vice President, Business Development, since 2004. From 1997 to 2003, Mr. Giacalone was Senior Vice President, Business Development, Universal Parks & Resorts, a division of Vivendi Universal Entertainment. From 1994 to 1996, Mr. Giacalone was UCDP’s Vice President Business Administration. Prior to holding that position he served as UCDP’s Director Business Administration from 1991 to 1993. Prior to holding that position, he served as UCDP’s Assistant Controller from 1987 to 1990.

J. Michael Hightower has been UCDP’s Senior Vice President, Technical Services since 2004. From 2002 to 2004, Mr. Hightower was Vice President of Project Management for Universal Creative, a division of Vivendi Universal Entertainment. From 2000 to 2002, Mr. Hightower served as Vice President of Attraction Management for Universal Studios Recreation Japan Planning. From 1998 to 2000, he served as Vice President of Attraction Development for Universal’s Islands of Adventure.

Kurt Kostur was promoted to UCDP’s Senior Vice President, Marketing during 2006. Prior to that, he had been UCDP’s Vice President, Marketing Communications since 2003. From 2000 to 2003, Mr. Kostur was UCDP’s Vice President, Marketing. Prior to holding that position, he served as UCDP’s Vice President, Advertising during 2000.

Catherine A. Roth was promoted to Senior Vice President, Legal Affairs and General Counsel in March 2007. She served as UCDP’s Vice President of Legal Affairs since February 2001. From 1990 until 1992, she served as UCDP’s Senior Attorney, from 1992 until 2000 as UCDP’s Director, Legal and Business Affairs and from 2000 to 2001 as Senior Director, Legal and Business Affairs. Prior to holding those positions, she worked for Merhson, Sawyer, Johnston, Dunwody & Cole and Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey in Miami, Florida. Ms. Roth received her J.D. from the University of Miami.

James A. Timon has been UCDP’s Senior Vice President, Entertainment since 2004. Since 2003, Mr. Timon was UCDP’s Vice President of Entertainment after providing consulting services to us since 2002. From 1996 to 2002, he served as President of Renaissance Entertainment. Prior to joining Renaissance Entertainment, Mr. Timon was Vice President of Entertainment for Universal Studios Hollywood, another theme park owned by Vivendi Universal Entertainment.

Sherry R. Emerson has been UCDP’s Vice President of Finance and Treasurer since late 2005. From 1996 to 2005, Ms. Emerson held two positions with the company, UCDP’s Assistant Treasurer/Director of Capital and Director of Internal Audit. Prior to joining us, Ms. Emerson was a Senior Auditor at Franklin Templeton Mutual Funds and Deloitte & Touche LLP. Ms. Emerson received a B.B.A. in accounting from Baylor University and is a Certified Public Accountant in Florida.

Daniel P. Neal was named to UCDP’s Vice President of Finance and Controller in February 2007. He served as UCDP’s Senior Director of Finance in 2005 and 2006. From 2002 to 2004, he was UCDP’s Director of Finance. Prior to joining us, he was a manager for Arthur Andersen. Mr. Neal received a B.S. and masters in accounting from Florida State University and is a licensed Certified Public Accountant in Florida.

Audit Committee

Our audit committee is comprised of two members. Each of Blackstone and Vivendi Universal Entertainment, who together hold 100% of our equity interests (each holding a 50% interest), has appointed one member. Blackstone has appointed Jill Greenthal and Vivendi Universal Entertainment has appointed Jean Louis Bonnier. Ms. Greenthal was appointed in February 2007, while Mr. Bonnier was appointed in February 2005.

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

Changes in Directors and Executives

Effective February 27, 2007, David S. Blitzer resigned his position on UCDP’s Park Advisory Board and as Blackstone’s representative for each of Holding I and Holding II. Effective on that same day, Mr. Blitzer was replaced by Jill Greenthal.

Effective February 27, 2007, Michael S. Chae resigned his position on the Audit Committees of Holdings I and Holdings II and UCDP. Effective on that same day, Mr. Chae was replaced by Jill Greenthal.

Effective January 12, 2007, Michael J. Short resigned his position as UCDP’s Executive Vice-President and Chief Financial Officer and his positions as Treasurer and Chief Financial Officer of Holdings I and Holdings II. Effective January 23, 2007, Mr. Short was replaced by Tracey L. Stockwell as Senior Vice President and Chief Financial Officer of UCDP and as Treasurer and Chief Financial Officer of Holdings I and Holdings II.

Effective December 5, 2006, Robert K. Gault, Jr. retired as UCDP’s President and Chief Executive Officer. Effective on that same day, Mr. Gault was replaced by William A. Davis as UCDP’s President and by John R. Sprouls as Chief Executive Officer.

Effective August 10, 2006, Howard A. Lipson resigned his position as Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative for each of Holding I and Holding II. Effective on that same day , he was replaced by Thomas B. McGrath.

Effective January 17, 2006, Deborah M. Reif resigned her position on UCDP’s Park Advisory Board. Effective February 9, 2006, Mrs. Reif was replaced by Bruce L. Campbell.

Code of Ethics

We have adopted a Code of Conduct applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the Code of Conduct is available upon written request, and is filed as part of this Report as Exhibit 14.1. In addition, our principal executive officer, and principal financial officer are subject to a Code of Conduct applicable to GE employees, which is also attached as Exhibit 14.2.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee

We do not have any securities listed on a national securities exchange and are not a listed issuer. As a result, we do not have a designated compensation committee as the board believes it is appropriate for executive officers compensation to be determined by the representatives of Holdings.

Benchmarking of Compensation

UCDP periodically assesses the competitiveness of its pay practices for its named executive officers (“NEO’s”) through internal staff research and external studies conducted by executive compensation consultants. Internal staff analyzes publicly available information.

Elements of Incentive Compensation

Base Salary

Base salaries are generally designed to be competitive with comparable positions in peer group companies. However, each NEO’s actual salary varies based on his or her qualifications and experience, responsibilities and potential, individual goals and objectives, factors relating to individual and Company performance, and competitive pay practices. Base salaries are reviewed annually by the Partner representatives.

Performance-based Incentive Compensation

The Company’s incentive compensation programs are overseen by the representatives of Holdings and have the ability to offer different types of cash awards to promote high performance levels and achievement of corporate goals by key employees, encourage the growth of stockholder value and allow key employees to participate in the long-term growth and profitability of the Company. NEOs qualify for short and long-term incentives if they meet the individual and corporate performance objectives and targets set at the beginning of each fiscal year.

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

2004 Long-Term Incentive Plan

UCDP’s Long-Term Incentive Plan provided key employees the opportunity to benefit from UCDP’s growth in value. Employees who were eligible to participate in the plan were limited to UCDP’s Executive Committee members, UCDP’s business unit heads and a select group of UCDP’s and Universal Parks & Resorts senior executives. Under the plan, which was administered by UCDP’s Park Advisory Board, each participant was granted one or more Value Appreciation Rights (“VARs”) that became exercisable and payable on January 1, 2005. The value of a VAR was generally based on the growth in market value of the equity interests of the ownership partners (Blackstone and Vivendi Universal Entertainment) in UCDP. A pool was established for valuing the VARs and such pool was equal to 2% of the growth in UCDP’s equity value. The value of a VAR was calculated by dividing the total pool value by the total number of outstanding VARs. Under the plan, all awards were paid in cash. If a participant ceased to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continued under the plan and were pro-rated. Where there was a termination (other than for cause), the participant was not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least six months. If a person ceased to be employed by UCDP or Universal Parks & Resorts for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted were canceled. The Long-Term Incentive Plan was paid out in February 2005.

2007 Long-Term Growth Plan

On September 6, 2005, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2005. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more VARs. The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners and NBC Universal, Inc.) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR will be triggered and automatically exercisable upon the earlier of a change in UCDP’s ownership structure which results in NBC Universal, Inc. owning less than 50%, or January 1, 2008. If a change of ownership occurs, the payout value is calculated based on the sales price of this ownership change. If January 1, 2008 is reached, the payout value is calculated based on an earnings multiple from financial results generated during 2007, subject to specific caps so that the payout value for each participant is no more than 100% of their total compensation as of January 1, 2005. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled.

Summary compensation table

The following table sets forth the compensation paid by us during the last fiscal year awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and of our three other most highly compensated executive officers as of December 31, 2006 collectively the “named executive officers”. Compensation for each of the individuals below is approved by the representatives of Holding I and Holding II.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	All Other Compensation (2) ($)	Total ($)
John R. Sprouls(3) President and Chief Executive Officer of Holdings, Chief Executive Officer of UCDP and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2006	188,511	62,700	7,500	258,711

Robert K. Gault, Jr.(3) Retired President and Chief Executive Officer, Universal Orlando, effective December 5, 2006	2006	556,786	150,000	7,500	714,286

Michael J. Short(3) Former Treasurer/Chief Financial Officer of Holdings and Executive Vice President and Chief Financial Officer, Universal Orlando, resigned effective January 12, 2007	2006	367,288	108,036	7,500	482,824

Gretchen Hofmann Executive Vice President, Sales and Marketing, Universal Orlando	2006	357,382	80,852	25,246	463,480

J. Michael Hightower(3) Senior Vice President, Technical Services, Universal Orlando	2006	311,045	67,080	7,500	385,625

Richard T. Florell Senior Vice President/GM, Resort Revenue Operations, Universal Orlando	2006	309,944	70,907	15,996	396,847

(1)	Represents bonus earned in 2006 and paid out on February 15, 2007. Annual Incentive Plan awards are based on operating performance as measured by EBITDA and cash flow (see Annual Incentive Plan).

(2)	The amounts shown in this column for fiscal 2006 include the following:
(i)	General Electric Company (“GE”) matches contributions made by employees under the GE Savings & Security Program. In 2006 the cost of these contributions was $7,500 in the case of Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower.
(ii)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2006 the cost of these contributions was $8,631 in the case of Ms. Hofmann and $5,390 in the case of Mr. Florell.
(iii)	We match contributions made by employees under our deferred compensation plan. In 2006 the cost of these contributions was $14,115 in the case of Ms. Hofmann and $8,106 in the case of Mr. Florell. We also maintain a program of life and disability insurance generally available to all salaried employees on the same basis.
(iv)	We provide a medical allowance to our executives. In 2006 we paid $2,500 to Ms. Hofmann and Mr. Florell.
(3)	During 2006, Mr. Sprouls, Mr. Gault, Mr. Short and Mr. Hightower were employees of Vivendi Universal Entertainment, and we reimburse Vivendi Universal Entertainment or its affiliates for the pro rata cost of their employment compensation based on the time they spend working on UCDP matters. In 2006, we reimbursed Vivendi Universal Entertainment or its affiliates for 100% of the cost of Mr. Gault’s, Mr. Short’s and Mr. Hightower’s employment compensation, and 50% of the cost of Mr. Sprouls’ employment compensation. Amounts set forth in the above table represent amounts we reimbursed Vivendi Universal Entertainment or its affiliates with respect to the applicable named executive officer.

These employees were eligible to participate in various retirement plans with VUE and now General Electric, which we are not liable for, nor did we incur any expense and therefore, are not reflected in the table above. The following represents plans to which they currently maintain balances:

(i)	Mr. Gault retired in December 2006 and received a payout of $280,239 from his deferred compensation plan in January 2007.
(ii)	Mr. Gault maintains a balance in the Vivendi Universal Entertainment Supplemental Pension Plan.

(iii)	Mr. Sprouls maintains a balance in the Vivendi Universal Entertainment Pension Plan.
(iv)	Mr. Hightower maintains a balance in the Vivendi Universal Entertainment 401(k) Plan.
(v)	Mr. Sprouls was granted 2,700 GE stock options which vest 20% each year for five years and 594 restricted stock units which vest 50% at the end of years three and five.

Employment agreements

Mr. John R. Sprouls and Mr. J. Michael Hightower are parties to employment agreements with Universal Studios, Inc., which have been assumed by Vivendi Universal Entertainment, and Mr. Richard Florell and Ms. Gretchen Hofmann are each a party to an employment agreement with UCDP, however, at the time of this report, Ms. Hofmann’s contract had expired. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

John R. Sprouls

Universal Studios, Inc. has an employment agreement with Mr. Sprouls, which has been assumed by Vivendi Universal Entertainment pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as President/Chief Executive Officer of each of Holding I and Holding II and as Chief Executive Officer of UCDP. The term of the agreement continues through December 6, 2009, and if Vivendi Universal Entertainment continues Mr. Sprouls’ employment beyond the expiration of the term without having entered into a new contract, such employment will be “at will.” Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, annual incentive plan, and other benefit plans that are generally available to employees of Vivendi Universal Entertainment. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce Vivendi Universal Entertainment’s employees, consultants or representatives to leave their employment or to work for competitors.

Gretchen Hofmann

UCDP had an employment agreement with Ms. Hofmann for her services as Executive Vice President, Sales and Marketing, which expired on March 18, 2007. Until the time a new employment agreement is signed, her employment is considered to be “at will”. Ms. Hofmann continues to be eligible for the same benefits and incentives as she did while under contract which include, eligibility to receive a target incentive bonus of 30% of base salary, participation in UCDP’s Long-Term Growth Plan and UCDP’s 401(k) plan. Ms. Hofmann is subject to a standard employee confidentiality and non-disclosure agreement.

J. Michael Hightower

Mr. Hightower is currently serving as the Senior Vice President of Technical Services for UCDP. Mr. Hightower has an employment agreement with Universal Studios, Inc., which has been assumed by Vivendi Universal Entertainment, continuing until August 27, 2007. Under the employment agreement, Mr. Hightower may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing him from performing his duties. Mr. Hightower is eligible to receive a target incentive bonus of 30% of base salary. Mr. Hightower’s benefits also include participation in UCDP’s Long-Term Growth Plan and GE’s 401(k) plan. Pursuant to the employment agreement, Mr. Hightower is subject to a standard employee confidentiality and non-disclosure agreement.

Richard T. Florell

Mr. Florell is currently serving as Senior Vice President/General Manager of Resort Revenue Operations for UCDP. Mr. Florell has an employment agreement in force with UCDP that expires on December 3, 2007. Under the employment agreement, Mr. Florell may be terminated “for cause,” which includes a material failure to perform his duties or failure to comply with UCDP’s policies, or in the event he has suffered a permanent and total disability preventing him from performing his duties. Mr. Florell is eligible to receive a target incentive bonus of 30% of base salary. Mr. Florell’s benefits also include participation in UCDP’s Long-Term Growth Plan and UCDP’s 401(k) plan. Pursuant to the employment agreement, Mr. Florell is subject to a standard employee confidentiality and non-disclosure agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions

Vivendi Universal Entertainment’s special fee

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. For 2006, 2005 and 2004, the special fee payable was $35.3 million, $35.3 million, and $36.6 million, respectively. For 2006, 2005 and 2004, the interest incurred on the deferred special fee payable to an affiliate of Vivendi Universal Entertainment was $1.0 million, $1.6 million, and $6.1 million, respectively.

Under UCDP’s senior secured credit facility and notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different leverage ratios. These ratios were met as of December 31, 2006 and 2005. Historically, the special fee related to Universal’s Islands of Adventure was also deferred until Blackstone received equity distributions from the operating profits generated from Universal’s Islands of Adventure in an aggregate amount equal to $234.7 million. Concurrent with the 2004 Offering and the 2004 Amendment, Vivendi Universal Entertainment and Blackstone entered into an agreement pursuant to which Blackstone acknowledged, as between the partners, that the equity distribution condition to the payment of Universal’s Islands of Adventure special fees was satisfied. Accordingly, going forward, the special fee related to Universal’s Islands of Adventure can be paid when certain leverage ratios are met. During December 2004, Holdings used $70.0 million of the proceeds from the issuance of the May 2010 bonds to purchase from Vivendi Universal Entertainment its right to receive from UCDP the most recently accrued $70.0 million of deferred special fees relating to Universal’s Islands of Adventure. Also during December 2004, $50.0 million of the next most recently accrued deferred special fees relating to Universal’s Islands of Adventure and Universal Studios Florida were forgiven and treated as an equity contribution by both Vivendi Universal Entertainment and Blackstone. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under UCDP’s credit agreements or our notes.

During 2006 and 2005, we paid total fees of $35.9 million and $73.6 million, respectively, to Vivendi Universal Entertainment. As of December 31, 2006 and 2005, the amounts due to Vivendi Universal Entertainment of approximately $8.2 million and $7.8 million, respectively were classified as current. In addition, at December 31, 2006 and 2005, we had an accrual of $80.9 million and $74.7 million related to long-term portion of fees payable to an affiliate of Vivendi Universal Entertainment.

Partner distributions

In 2006, 2005 and 2004, we paid an aggregate of $61.9 million, $52.6 million and $97.1 million, respectively, in distributions to our partners.

Other Partner Matters

In late 2004, our partners entered into an amended and restated partners’ agreement pursuant to which (a) from the date of the agreement until January 1, 2006, each of Vivendi Universal Entertainment and Blackstone agree not to sell their ownership interests in us, (b) from January 1, 2006 to December 31, 2007, each of Vivendi Universal Entertainment and Blackstone shall be permitted to sell their ownership interest in us to a third party provided the other party be permitted to require the third party to purchase such other party’s interest in us at the same price as such third party is paying to Vivendi Universal Entertainment or Blackstone, as applicable, and (c) after December 31, 2007, neither party may sell its interest in us without first offering the other party the opportunity to purchase such interest at a cash price specified by the party desiring to sell its interest. If either party makes such offer to sell to the other party after December 31, 2007, the other party shall have 90 days to accept such offer. If the other party declines the opportunity to purchase, the offering party shall market both parties’ interest in us to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as Vivendi Universal Entertainment and Blackstone each own 50% of us, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party). If the interests in us are not sold to a third party in connection with the marketing process, then the offering party shall be prohibited from making another offer to the other party for a period of one year from expiration date of the 90-day offer period, and during such period, the other party may agree to sell its ownership interest without restriction. A transfer by Vivendi Universal Entertainment and Blackstone to the other of its interest in us is not a “change of control” for the purposes of the May 2010 notes and UCDP’s amended and restated credit facilities and the April 2010, but the sale by Vivendi Universal Entertainment and Blackstone of both of their interests to a third party would be a “change of control”.

Reimbursement of UCDP’s manager’s costs

Our manager, Vivendi Universal Entertainment, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Vivendi Universal Entertainment under the terms of our partnership agreement. In 2006, 2005 and 2004, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $21.4 million, $21.8 million, and $27.2 million, respectively. Goods and services provided by Vivendi Universal Entertainment include:

•

Insurance—affiliates of our manager, Vivendi Universal, S.A. prior to May 11, 2004 and GE through NBC Universal subsequent to May 11, 2004, arrange multi-layered insurance coverage for our operations. We believe these insurance programs generally provide broader coverage at lower annual premiums than we could purchase on a standalone basis. In 2006, 2005 and 2004, the cost of insurance coverage allocated to us was $8.7 million, $8.6 million, and $11.6 million, respectively.

•

Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Vivendi Universal Entertainment. Costs for the creative group, which includes salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. In 2006, 2005 and 2004, the costs of the creative group allocated to us were $2.9 million, $3.3 million, and $4.6 million, respectively.

•

Merchandise—Vivendi Universal Entertainment manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Vivendi Universal Entertainment allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. In 2006, 2005 and 2004, the costs of merchandise management allocated to us were $2.3 million, $2.2 million, and $2.5 million, respectively. In addition, we purchase merchandise directly from an affiliate of Vivendi Universal Entertainment from time to time based upon specific needs. In 2006, 2005 and 2004, these purchases amounted to $0.1 million, $0.1 million, and $0.3 million, respectively.

•

Shared Executive Salaries—certain of our senior executives are employees of Vivendi Universal Entertainment or its affiliates. Vivendi Universal Entertainment allocates the full cost of the amount of time dedicated to our activities by each employee. In 2006, 2005 and 2004 the total amount of these costs allocated to us was $2.0 million, $2.1 million, and $3.7 million, respectively.

•

General Overhead—we also reimburse Vivendi Universal Entertainment for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to finance and legal services, international marketing, information systems and overhead. In addition, Vivendi Universal Entertainment and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Vivendi Universal Entertainment. In 2006, 2005 and 2004, the total amount of these costs allocated to us was $5.4 million, $5.5 million, and $4.4 million, respectively.

Transactions with certain CityWalk operations

Vivendi Universal Entertainment has an indirect interest in certain of the restaurants and retail outlets in CityWalk.

Vivendi Universal Entertainment, through a subsidiary, owns several retail stores, including Dapy, Glow and the Universal Studios Store, that lease space in CityWalk from us under customary and market lease agreements. In January 2006, Glow ceased operations at CityWalk. In 2006, 2005 and 2004, the total rent earned by us for these stores was $0.5 million, $0.7 million and $0.8 million, respectively. During September 2005, rent and the management fees at the Dapy and Glow locations were suspended. Pursuant to management agreements, we have been managing the Universal Studios Store since 2002, and in 2003 began managing both Dapy and Glow. We are paid a management fee of 5% of the gross sales generated at each store. In 2006, 2005 and 2004, the management fee earned by us was $0.1 million, $0.2 million and $0.2 million, respectively. On December 31, 2006, ownership of Dapy transferred to UCDP.

Vivendi Universal Entertainment indirectly owned 50% of the Hard Rock Cafe/Hard Rock Live venue (the “Café”) located in CityWalk and pays us rent of 2.5% of revenue in addition to reimbursing us for certain common area expenses. In 2006, 2005 and 2004, the total amount paid to us was $1.5 million, $1.4 million and $1.3 million, respectively. On December 31, 2006, Vivendi Universal Entertainment sold its ownership interest in this entity.

Advisory services agreement

UCDP has an Advisory Services Agreement with Vivendi Universal Entertainment and Blackstone. Under the terms of the Advisory Services Agreement, each of Vivendi Universal Entertainment and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Vivendi Universal Entertainment and Blackstone will each receive an annual advisory fee of $1.25 million. In 2006, 2005 and 2004, we incurred $2.5 million for the advisory fee.

Transactions with UCF Hotel Venture

Vivendi Universal Entertainment indirectly owns 25% of UCF Hotel Venture, which owns the three hotels at Universal Orlando Resort. UCDP has a separate long-term ground lease relating to each hotel with UCF Hotel Venture. Under the leases, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues. In 2006, 2005 and 2004, the rent earned by us under the leases was $10.8 million, $7.7 million, and $2.0 million, respectively. The increase from 2004 resulted from an improvement in UCF Hotel Venture’s cash available for distribution, which allowed us to receive an additional ground rent of $8.6 million and $5.5 million during 2006 and 2005, respectively, after UCF Hotel Venture’s partners received a distribution equal to a set percentage of their original capital investment. There is an annual cap on the additional ground rent.

Hotel guests may charge theme park passes, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. In 2006, 2005 and 2004, total hotel room key charges from UCF Hotel Venture were $7.7 million, $8.4 million, and $9.3 million, respectively.

Reciprocal covenants and easement agreement

Under a Reciprocal Covenants and Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. In 2006, 2005 and 2004, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $1.0 million, $0.9 million and $1.1 million respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways and non-transportation roadways. UCF Hotel Venture reimburses us on a graduating scale as hotels open. In 2006, 2005 and 2004, the total common area maintenance costs from UCF Hotel Venture were $0.3 million per year.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. In 2006, 2005 and 2004, the total hotel marketing costs from UCF Hotel Venture was $7.8 million, $7.5 million and $7.2 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. In 2006, 2005 and 2004, the total travel agent commissions earned through UCF Hotel Venture was $0.2 million, $0.2 million, and $0.3 million, respectively, and the amounts for credit card fees was $0.2 million, $0.1 million, and $0.2 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. In 2006, 2005 and 2004, the total booking fees UCF Hotel Venture earned by us was $0.2 million, $0.1 million and $0.1 million, respectively.

Transactions with other theme parks owned by Vivendi Universal Entertainment

Vivendi Universal Entertainment owns the Wet n Wild® water park in Orlando. We participate with other Orlando theme parks, including Wet n Wild®, in an Orlando FlexTicket program which we manage and which permits a customer to visit our theme parks, Wet n Wild®, Sea World® Orlando and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket program. In 2006, 2005 and 2004, our share of revenue from the Orlando FlexTicket program was $39.3 million, $44.2 million and $40.6 million, respectively. In 2006, 2005 and 2004, Wet n Wild®’s share was $7.4 million, $8.3 million and $7.7 million, respectively.

We purchase food and alcohol supplies for Wet n Wild® to enable Wet n Wild® to benefit from our purchasing relationships. Although Wet n Wild® does not pay us a fee or commission for this service we benefit from lower food and alcohol prices as a result of our increased buying power.

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

Transactions with NBC Universal and GE

As a result of the NBC Universal Transaction we are realizing synergies with other NBC Universal businesses which include cross-promotion with a variety of NBC Universal television and cable services, including iVillage Live (a live daily television show produced in Islands of Adventure which started in late 2006), in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in our parks. We estimate the value of both sides of this transaction for 2006, 2005 and 2004 to be $4.7 million, $3.0 million and $1.6 million, respectively.

At the suggestion of NBCU, costs were incurred to upgrade our environmental, health, and safety equipment and procedures. In connection with these upgrades, NBCU entered into third-party contracts. The Partners agreed that we will pay for these costs. Total costs incurred were approximately $4.1 million, of which approximately $2.0 million was capitalized as property and equipment and approximately $2.1 million was expensed within other costs and operating expenses during 2005. As of December 31, 2006 and 2005, we owed NBCU $0.5 and $1.7 million, respectively, as a reimbursement for costs paid by NBCU.

We lease certain trailers through a subsidiary of GE. During the year ended December 31, 2006, the cost of these leases was approximately $0.2 million. The leases expire in 2008, while the minimum future lease payments under the leases totaled approximately $0.3 million as of December 31, 2006. These leases existed prior to the NBC Universal Transaction.

Blackstone loans

In late 2004, JPMorgan Chase Bank and another lender made loans to our equity holders that are controlled by Blackstone in the aggregate principal amount of $178.0 million and made commitments for additional loans of up to $52.0 million under a revolving credit facility. The obligations of the borrowers under the loans are secured by their equity interests in us and are guaranteed by NBC Universal on a deficiency basis, subject to the terms of the guarantee. The loans will mature in five years. Blackstone and NBC Universal have agreed to cooperate to obtain refinancing of the loans, if not fully paid at that time, with credit enhancement provided by NBC Universal. All future distributions received by the borrowers from us are to be applied to the payment of interest and repayment of the loans. It is anticipated that the only assets of the borrowers will be their equity interests in us.

Transactions with Blackstone

We utilize SunGard Data Systems, Inc. (“SunGard”) for our disaster recovery services. SunGard was acquired on August 11, 2005 through a merger transaction involving Blackstone among others. Our use of SunGard predates the merger transaction, and the transacted services are result of arms length negotiations. During the year ended 2006 and 2005, the total cost of these services was approximately $0.2 million each year.

Consultant agreement

In 1987, we entered into an agreement with Steven Spielberg (the “Consultant”) to supply consulting services for a fee based on our gross revenues. Diamond Lane Productions, the entity to which he has assigned his rights, is also entitled to a fee based on the gross revenues of all gated motion picture and/or television themed attractions owned or operated, in whole or in part, by (or pursuant to a license from) us, or MCA Inc. (now Universal Studios, Inc.), any of our partners or any of their affiliates (“comparable projects”), other than at Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan, which is partially owned by affiliates of Vivendi Universal Entertainment. It is possible that comparable projects will be created in the future that would fall under the consulting agreement.

For 2006, 2005 and 2004, the fees incurred by us under this agreement for our parks were approximately $18.1 million, $17.8 million and $18.5 million, respectively. Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by us. The unpaid fees were approximately $4.0 million and $3.7 million, respectively, as of December 31, 2006 and 2005. These amounts were paid in the following year. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

Although the agreement has no expiration date, starting in June 2010, the Consultant has the right under certain circumstances to terminate the periodic payments under the agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in our parks and all comparable projects that have been open at that time for at least one year. If the parties cannot agree on the fair market value of that interest, it will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the consulting agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, a lien to secure our obligations under the Consultant agreement would be a permitted lien.

On March 15, 2005, counsel for the Consultant delivered to us a report, which asserted that the Consultant was owed additional fees for the period from 1992 to 2002. On March 28, 2006, the parties agreed to a resolution in principal of all claims that could be raised in an audit (including those specifically raised in the report). The resolution was within the amount accrued for the loss contingency.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Fees for audit services totaled approximately $442,500 and $495,500 for the fiscal years ended December 31, 2006 and 2005, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

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

All of the services provided by Ernst & Young LLP described above were approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.

Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 37 of this report.

(2)	Consolidated Financial Statement Schedules.

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

Exhibit Number	Exhibit Description
3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd., dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

3.2	Articles of Incorporation of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

3.3	Bylaws of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

4.1	Indenture dated as of December 9, 2004 among Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, UCFH I Finance, Inc., UCFH II Finance, Inc. and The Bank of New York Trust Company, N.A. incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

4.2	Second Supplemental Indenture among Universal City Development Partners, Ltd., UCDP Finance, Inc., Universal City Travel Partners and The Bank of New York dated as of December 9, 2004 incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

4.3	Indenture dated as of March 28, 2003, as amended by the First Supplemental Indenture dated as of June 12, 2003, among Universal City Development Partners, Ltd. and UCDP Finance, Inc., as issuers, and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

Exhibit Number	Exhibit Description
4.4	Registration Rights Agreement dated as of March 28, 2003, among Universal City Development Partners, Ltd., UCDP Finance, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Scotia Capital (USA) Inc. and Wachovia Securities, Inc. incorporated herein by reference to Exhibit 4.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

4.5	Subordination Agreement dated as of March 28, 2003, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Florida Holding Co. I, Universal City Florida Holding Co. II, Additional Creditors (as defined therein), Universal City Development Partners, Ltd. and The Bank of New York, as trustee incorporated herein by reference to Exhibit 4.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.1	Advisory Services Agreement effective as of January 1, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.3	UCF Hotel Venture Ground Lease dated as of June 12, 1998 between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.3 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.4	Second Amendment to UCF Hotel Venture Ground Lease dated as of February 20, 2001 incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.5	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.4 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.6	UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.5 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.7	Employment Agreement dated April 26, 2002, between Universal Studios, Inc. and Robert Gault incorporated herein by reference to Exhibit 10.7 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

Exhibit Number	Exhibit Description
10.8	Employment Agreement dated September 1, 2000, between Universal Studios, Inc. and Michael Short incorporated herein by reference to Exhibit 10.9 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.9	Employment Agreement dated March 12, 2001, between Universal City Florida Partners and Gretchen Hofmann incorporated herein by reference to Exhibit 10.10 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.10	Form Universal Orlando Employment Agreement incorporated herein by reference to Exhibit 10.11 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.11	Vivendi Universal, S.A. Stock Option Plan incorporated herein by reference to Exhibit 10.12 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.12	Annual Incentive Plan incorporated herein by reference to Exhibit 10.13 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.13	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.14 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

10.14	Amendment No. 3 dated as of January 9, 2004 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.15	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.15 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

*10.16	Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.22 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

Exhibit Number	Exhibit Description
*10.17	Letter Agreement dated July 15, 2003 among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.18	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.23 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

*10.19	Formal Agreement between Dr. Seuss Enterprises, L.P. and MCA Inc. dated as of April 21, 1994 incorporated herein by reference to Exhibit 10.24 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

*10.20	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.25 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on November 19, 2003, registration number 333-108661

10.21	Amendment to UCDP Variable Deferred Compensation Plan incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.22	Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.23	Amendment Number One to Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333 -122778

10.24	The Schwabplan® Directed Employee Benefit Trust Agreement incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

10.25	Amended and Restated Credit Agreement dated as of December 9, 2004 among Universal City Development Partners, Ltd., a Florida limited partnership, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent (and as collateral agent) and Bank Of America, N.A., as syndication agent incorporated herein by reference to Exhibit 4.4 to Universal City Development Partners, Ltd.’s Form 8-K Current Report filed on December 15, 2004, registration number 333 -108661

10.26	Transaction Agreement by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Universal City Property Management II LLC, USI Entertainment Inc., Vivendi Universal Entertainment LLLP, Universal Studios, Inc., NBC Universal, Inc., Universal City Florida Holding Co. I and Universal City Florida Holding Co. II dated as of December 9, 2004 incorporated herein by reference to Exhibit 10.31 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCFH I Finance, Inc., Universal City Florida Holding Co. II and UCFH II Finance, Inc., filed on February 14, 2005, registration number 333-122778

Exhibit Number	Exhibit Description
10.27	Extension of Employment Agreement of Gretchen Hofmann, dated December 1, 2004, incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-4 of Universal City Florida Holding Co. I, UCHF I Finance, Inc., Universal City Florida Holding Co. II and UCHF II Finance, Inc., filed on March 22, 2005, registration number 333-122778.

10.28	Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives. Previously filed as Exhibit 10.1 to our report on Form 10-Q filed August 15, 2005.

10.29	Long-term Growth Plan. Previously filed as Exhibit 10.1 on our report on Form 8-K filed September 9, 2005.

10.30	Employment Agreement between Vivendi Universal Entertainment LLLP and Michael Short, dated April 4, 2005. Previously filed as Exhibit 10.30 to our report on Form 10-K filed March 30, 2006

10.31	Employment Agreement between Universal Studios, Inc. and J. Michael Hightower, dated April 25, 2002. Previously filed as Exhibit 10.31 to our report on Form 10-K filed March 30, 2006

10.32	Employment Agreement between Universal City Development Partners, Ltd. and Richard Florell, dated June 26, 2002. Previously filed as Exhibit 10.32 to our report on Form 10-K filed March 30, 2006

10.33	Extension of Employment Agreement of J. Michael Hightower dated September 29, 2003. Previously filed as Exhibit 10.33 to our report on Form 10-K filed March 30, 2006

10.34	Extension of Employment Agreement of J. Michael Hightower dated August 28, 2004. Previously filed as Exhibit 10.34 to our report on Form 10-K filed March 30, 2006

10.35	Employment Agreement Option Letter of Richard Florell dated June 14, 2005. Previously filed as Exhibit 10.35 to our report on Form 10-K filed March 30, 2006

10.36	Employment Agreement between Vivendi Universal Entertainment LLLP and Robert Gault, Jr. dated October 12, 2004. Previously filed as Exhibit 10.36 to our report on Form 10-K filed March 30, 2006

10.37	Amendment to Employment Agreement of John R. Sprouls dated April 28, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed May 4, 2006.

10.38	Employment agreement of William Davis dated October 20, 2006. Previously filed as Exhibit 10.1 to our report on Form 8-K filed November 3, 2006.

10.39	Amendment to Employment Agreement of Tracey L. Stockwell dated January 23, 2007. Previously filed as Exhibit 10.2 to our report on Form 8-K filed January 25, 2007.

12.1	Computation of Ratios of earnings to fixed charges for the years ended December 31, 2005, December 31, 2004 and December 27, 2003

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Ethics

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Development Partners, Ltd. and UCDP Finance, Inc. incorporated herein by reference to Exhibit 21.1 to Universal City Development Partners, Ltd.’s and UCDP Finance, Inc.’s Registration Statement on Form S-4 filed on September 10, 2003, registration number 333-108661

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial and Accounting Officer

UCDP FINANCE, INC.

Date: April 2, 2007	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOHN R. SPROULS	Principal Executive Officer of Universal City Development Partners, Ltd. and	April 2, 2007
John R. Sprouls	President (principal executive officer) of UCDP Finance, Inc.

/s/ TRACEY L. STOCKWELL	Principal Financial and Accounting Officer of Universal City Development	April 2, 2007
Tracey L. Stockwell	Partners, Ltd. and Treasurer (principal financial and accounting officer)
of UCDP Finance, Inc.

/s/ THOMAS L. WILLIAMS	Park Advisory Board Representative and Director of UCDP Finance, Inc.	April 2, 2007
Thomas L. Williams

/s/ BRUCE L. CAMPBELL	Park Advisory Board Representative	April 2, 2007
Bruce L. Campbell

/s/ PATRICIA E. HUTTON	Park Advisory Board Representative	April 2, 2007
Patricia E. Hutton

/s/ MICHAEL S. CHAE	Park Advisory Board Representative and Director of UCDP Finance, Inc.	April 2, 2007
Michael S. Chae

/s/ THOMAS B. MCGRATH	Park Advisory Board Representative	April 2, 2007
Thomas B. McGrath

/s/ JILL GREENTHAL	Park Advisory Board Representative	April 2, 2007
Jill Greenthal