Form 10-Q
period 2009-03-29
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2009-05-08
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of May 8, 2009 there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd., and was formed for the sole purpose of acting as a co-issuer of the Registrants’ 11 3/4% senior notes due 2010. UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCDP Finance, Inc. meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 29, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$69,505	$87,798
Accounts receivable, net	28,276	27,521
Receivables from related parties	4,819	7,489
Inventories, net	45,700	42,565
Prepaid expenses and other assets	16,446	8,899
Assets held for sale	17,637	17,637
Total current assets	182,383	191,909
Property and equipment, at cost:
Land and land improvements	476,984	475,021
Buildings and building improvements	1,386,609	1,381,492
Equipment, fixtures and furniture	1,109,469	1,112,537
Construction in process	188,218	157,117
Total property and equipment, at cost:	3,161,280	3,126,167
Less accumulated depreciation	(1,447,778)	(1,426,192)
Property and equipment, net	1,713,502	1,699,975
Other assets:
Investments in unconsolidated entities	12,738	11,939
Intangible assets, net	52,404	52,955
Deferred finance costs, net	9,559	11,948
Other assets	6,271	6,551
Total other assets	80,972	83,393
Total assets	$1,976,857	$1,975,277

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 29, 2009 (unaudited)	December 31, 2008
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$143,048	$126,148
Unearned revenue	56,505	45,508
Due to related parties	9,003	11,696
Interest rate swap liability, at fair market value	6,959	9,176
Current portion of capital lease and financing obligations	5,810	5,822
Total current liabilities	221,325	198,350
Long-term liabilities:
Long-term borrowings, net of current portion	1,008,167	1,007,960
Capital lease and financing obligations, net of current portion	28,529	27,929
Deferred special fee payable to affiliates	92,691	91,967
Other	5,698	6,725
Total long-term liabilities	1,135,085	1,134,581
Equity:
Partners’ equity:
Vivendi Universal Entertainment	308,216	319,770
Blackstone	308,216	319,770
Accumulated other comprehensive loss	(2,812)	(3,976)
Total Partners’ equity	613,620	635,564
Noncontrolling interest in UCRP	6,827	6,782
Total equity	620,447	642,346
Total liabilities and partners’ equity	$1,976,857	$1,975,277

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
Operating revenues:
Theme park passes	$81,777	$99,417
Theme park food and beverage	18,696	24,407
Theme park merchandise	16,788	23,319
Other theme park related	18,045	24,732
Other	28,483	35,430
Total operating revenues	163,789	207,305
Costs and operating expenses:
Theme park operations	40,425	43,159
Theme park selling, general and administrative	33,317	39,151
Theme park cost of products sold	19,930	26,938
Special fee payable to Vivendi Universal Entertainment and consultant fee	10,229	13,037
Depreciation and amortization	26,630	29,237
Other	26,445	31,466
Total costs and operating expenses	156,976	182,988
Operating income	6,813	24,317
Other expense (income):
Interest expense	25,241	24,947
Interest income	(44)	(992)
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(1,053)	—
Income from investments in unconsolidated entities	(799)	(1,485)
Total other expense	23,345	22,470
Net (loss) income	(16,532)	1,847
Less: net income attributable to the noncontrolling interest in UCRP	486	751
Net (loss) income attributable to the Partners	$(17,018)	$1,096

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income and Changes in Partners’ Equity

(UNAUDITED)

(In thousands)

	UCDP’s Partners
	Vivendi Universal	Blackstone	Accumulated Other Comprehensive	Noncontrolling	Total	Comprehensive
	Entertainment	Capital	Income (Loss)	Interest	Equity	Income (Loss)

Balance as of December 31, 2008	$319,770	$319,770	$(3,976)	$6,782	$642,346	$—
Amortization of accumulated other comprehensive loss	—	—	1,164	—	1,164	1,164
Distributions to Holdings	(3,045)	(3,045)	—	—	(6,090)	—
Distributions to noncontrolling interest in UCRP	—	—	—	(441)	(441)	—
Net (loss) income	(8,509)	(8,509)	—	486	(16,532)	(16,532)
Balance as of March 29, 2009	$308,216	$308,216	$(2,812)	$6,827	$620,447	$(15,368)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(UNAUDITED)

(In thousands)

	Three months ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash and cash equivalents provided by operating activities	$25,793	$43,470
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquisitions	(37,519)	(31,106)
Net cash and cash equivalents used in investing activities	(37,519)	(31,106)

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(UNAUDITED)

(In thousands)

	Three months ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to noncontrolling interest in UCRP	$(441)	$(695)
Payment of distributions to Holdings	(6,090)	(19,016)
Payments on long-term borrowings, capital lease and financing obligations, net	(36)	—
Net cash and cash equivalents used in financing activities	(6,567)	(19,711)
Net decrease in cash and cash equivalents	(18,293)	(7,347)
Cash and cash equivalents at beginning of period	87,798	127,874
Cash and cash equivalents at end of period	$69,505	$120,527

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION
Increase of property and equipment related accrued liabilities	$2,087	$5,009

(Decrease) increase in interest rate swap liability	$(2,217)	$6,782

Disposal of fully depreciated assets	$4,493	$410

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of the management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the notes thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. ( “UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc.; and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), the Company’s ultimate owners, each having a 50% interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”) (collectively, the “Partners”). Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended March 29, 2009 contained 88 days while the three months ended March 30, 2008 contained 90 days.

Seasonality

Based on the seasonality of attendance, the results for the three months ended March 29, 2009 and March 30, 2008 are not necessarily indicative of results for the full year. The week before and after Easter are peak attendance periods. In 2008, Easter was on March 23. In 2009, Easter was on April 12. This shift in Easter moved the peak attendance period from the first quarter of 2008 to the second quarter of 2009.

Reclassifications

Certain items in the prior years’ condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. The cash flows during the quarter ended March 30, 2008 related to payments of distributions to Holdings and changes in accounts payable and accrued liabilities related to property and equipment, which totaled $11,610,000 and $5,010,000, respectively, were reclassified out of cash flow from operating activities. This reclassification had no impact on net income, total assets or partners’ equity.

Inventories

The major components of inventories are as follows (in thousands):

	March 29, 2009	December 31, 2008
Merchandise	$15,880	$12,421
Food and beverage	3,642	3,962
Operating supplies and maintenance parts	28,180	28,156
Less: reserves	(2,002)	(1,974)
Total	$45,700	$42,565

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over a period ranging from 10 to 20 years, which has a weighted average amortizable life of 11 years. Intangible assets totaled $52,404,000 and $52,955,000, respectively, as of March 29, 2009 and December 31, 2008. This included $15,247,000 and $14,696,000 in accumulated amortization, respectively, as of March 29, 2009 and December 31, 2008. Amortization expense amounted to $551,000 and $596,000, respectively, during the three months ended March 29, 2009 and March 30, 2008. Amortization of existing intangible assets will be approximately $1,768,000 for 2009 and $5,255,000 each of the following four years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three months ended March 29, 2009 and March 30, 2008, the Company incurred additional depreciation expense of $916,000 and $1,259,000, respectively, relating to accelerating the life of various ride and show assets.

Recent Accounting Pronouncements

Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. FSP 142-3 became effective for the Company on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, FSP 142-3 did not impact the Company’s current financial statements as the Company did not acquire any intangible assets during the three months ended March 29, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 became effective for the Company on January 1, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 became effective for the Company on January 1, 2009. Although this guidance impacts the presentation of noncontrolling interests in certain of the Company’s investments in consolidated entities, the adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows. Specifically, SFAS 160 impacted the Company’s financial statements by reclassifying the noncontrolling interest in UCRP (formerly known as minority interest) from the liability section into the equity section of the Condensed Consolidated Balance Sheets. As a result, the net income attributable to the noncontrolling interest in UCRP is no longer excluded from the determination of net income (or loss) on the Condensed Consolidated Statements of Operations. The determination of the income attributable to noncontrolling interest in UCRP continues to be calculated based on the underlying ownership percentage. The adoption resulted in the reclassification of $6,782,000 of noncontrolling interest in UCRP from minority interest to Partners’ equity on the December 31, 2008 Condensed Consolidated Balance Sheets and the presentation of net income of $751,000 attributable to the noncontrolling interest in UCRP in the March 30, 2008 Condensed Consolidated Statements of Operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This statement modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Although SFAS 141 (R) will impact the Company’s accounting for business combinations completed on or after January 1, 2009, SFAS 141 (R) did not impact the Company’s current financial statements as the Company did not enter into any business combinations during the three months ended March 29, 2009.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	As of March 29, 2009	As of December 31, 2008
Senior secured credit facility	LIBOR + 300 bps (1)	(2)	$509,000	$509,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000
Gross principal payable			1,009,000	1,009,000
Unamortized discounts			(833)	(1,040)
Total debt			$1,008,167	$1,007,960

(1)	The LIBOR interest rate on the senior secured credit facility is subject to a 300 bps floor.
(2)

The maturity date of the senior secured credit facility is June 9, 2011, however, it is repayable in full at April 1, 2010, if the April 2010 notes and Holdings’ May 2010 notes are not refinanced or repaid in full prior to such date.

As of March 29, 2009 and December 31, 2008, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The Company utilizes interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. The Company does not use financial instruments for trading purposes. The Company specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to account for its interest rate swaps. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that the Company would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities under SFAS 133 are recognized as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities under SFAS 133 are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. In the fourth quarter of 2008, the Company’s interest rate swap agreements became ineffective in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Accordingly, the accounting treatment for these interest rate swaps is different during the three months ended March 29, 2009 as compared to the three months March 30, 2008. The following table summarizes the notional values and fair values of our derivative financial instruments as of March 29, 2009 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting treatment	Terms
$200,000	November 20, 2009	$(4,714)	4.77%	Statement of operations	Fixed
125,000	October 15, 2009	(2,245)	4.41%	Statement of operations	Fixed
$325,000		$(6,959)

The Company is exposed to credit loss in the event of nonperformance by the other party to its derivative financial instruments. The Company limits this exposure by entering into agreements directly with a number of major financial institutions that meet its credit standards and that are expected to satisfy their obligations under these contracts. The Company views derivative financial instruments as a risk management tool in the prudent operation of its business.
The Company utilizes SFAS 157 in relation to its accounting for assets and liabilities carried at fair value. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments as of March 29, 2009 are valued using inputs that fall within Level 2 of the three-tier hierarchy established by SFAS 157. Furthermore, as of March 29, 2009 and December 31, 2008, respectively, the Company did not have assets or liabilities valued using inputs that fall within Level 1 or Level 3 of the three-tier hierarchy established by SFAS 157. Information to determine the fair values of the interest rate swap agreements is provided to the Company by the counterparty. The Company believes the LIBOR yield curves are the primary significant input used by the counterparty to determine the fair value information.  LIBOR yield curves are considered Level 2 observable market inputs. Additionally, in making the fair value determination, the Company monitors the credit and nonperformance risk associated with its derivative counterparties and believes they are not material to the interest rate swap agreements and do not require a credit adjustment at March 29, 2008 or December 31, 2008, respectively.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	March 29, 2009	December 31, 2008
Accounts payable	$4,935	$10,920
Capital expenditures	38,804	36,717
Marketing and advertising	7,479	4,832
Interest	33,464	19,897
Compensation and benefits	26,581	27,301
Operating accruals	16,753	15,043
Consulting fees	3,451	4,443
Property and sales tax	6,331	1,972
Other	5,250	5,023
Total	$143,048	$126,148

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,617,000 and $42,788,000, related to financing obligations and capital leases as of March 29, 2009 and December 31, 2008, respectively. This included $932,000 and $761,000 in accumulated depreciation and amortization as of March 29, 2009 and December 31, 2008, respectively. At March 29, 2009, future minimum payments due under financing obligations and capital leases totaled approximately $34,339,000 (net of $12,662,000 in interest). Future minimum payments include $5,698,000, $4,173,000, $3,879,000, $3,591,000, $3,479,000, and $13,519,000, due in 2009, 2010, 2011, 2012, 2013, and years subsequent to 2013, respectively.

6. Comprehensive loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net (loss) income	$(16,532)	$1,847
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	1,164	—
Change in fair value of interest rate swaps designated as hedges	—	(6,782)
Comprehensive loss	(15,368)	(4,935)
Less: comprehensive income attributable to the noncontrolling interest in UCRP	486	751
Comprehensive loss attributable to the Partners	$(15,854)	$(5,686)

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended March 29, 2009 and March 30, 2008, the Company paid fees of $8,861,000, and $9,015,000, respectively, to Vivendi Universal Entertainment. In addition, at March 29, 2009 and December 31, 2008, respectively, the amount due to related parties included $6,810,000 and $8,861,000 related to the current portion of special fees payable to Vivendi Universal Entertainment. At March 29, 2009 and December 31, 2008, the Company had long-term deferred special fees payable to affiliates of Vivendi Universal Entertainment of approximately $92,691,000 and $91,967,000, respectively.

Subsequent to the Company’s refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). As these ratios were met as of March 29, 2009, payments of $6,810,000 in special fees will be made during the second quarter of 2009.

8. Commitments and Contingencies

2008 Assessments

On December 5, 2008, UCDP filed complaints in state circuit court challenging the 2008 assessments by the Orange County Property Appraiser (the “Property Appraiser”) of certain real and tangible personal property owned by UCDP. On February 2, 2009, the Property Appraiser answered the complaints and also moved to dismiss the discriminatory assessment counts asserted by UCDP. On February 16, 2009, the Orange County Tax Collector (the “Tax Collector”) similarly answered the complaints and moved to dismiss the discriminatory assessment counts asserted by UCDP. UCDP paid the full assessments with respect to the 2008 real and personal property on November 26, 2008. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Property Appraiser of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to the Universal Studios Florida (“USF”) and Universal’s Islands of Adventure (“UIOA”) tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in state circuit court. On June 4, 2008, the Tax Collector answered the complaints. On June 16, 2008, the Property Appraiser answered the complaints. Both the Property Appraiser and the Tax Collector also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2007 assessments of the parking garages with a similar complaint that UCDP filed involving the 2006 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended complaint, and both the Property Appraiser and the Tax Collector subsequently answered UCDP’s amended complaint. In addition, in late 2008, the Property Appraiser and Tax Collector filed a Joint Motion for Summary Judgment as to Count I of UCDP’s complaint involving its tangible personal property. On March 26, 2009, the court denied that Joint Motion. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007. Accordingly, an adverse resolution of these assessments would not create any exposure beyond the amount already paid by UCDP.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1.0 million (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

Meanwhile, on April 17, 2007, the Property Appraiser filed a complaint in state circuit court challenging the reduced 2006 tangible personal property assessments. This case is currently set for trial during July 2009. On May 16, 2007, UCDP filed two complaints challenging the Property Appraiser’s 2006 assessments for (i) real property at USF and UIOA, and for (ii) UCDP’s parking garages. The Property Appraiser and the Tax Collector answered UCDP’s complaints and also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2006 assessments of the parking garages with a similar complaint that UCDP filed involving the 2007 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended complaint, and both the Property Appraiser and the Tax Collector subsequently answered UCDP’s amended complaint. The parties are currently engaged in discovery and the Company cannot predict the outcome of these cases. In the event of an adverse determination, UCDP may be required to repay the amount of the 2006 Refund, plus interest and penalties if awarded by the court. It is premature to assess the likelihood of any material impact to UCDP’s results of operations, financial position or cash flows.

Back Assessments

On December 21, 2006, the Property Appraiser concluded an audit of UCDP’s 2003, 2004 and 2005 tangible personal property returns, asserting that UCDP underreported its tangible personal property in each of those years. The Property Appraiser issued back assessments resulting in back taxes, interest and penalties being charged by the Tax Collector. On February 19, 2007, UCDP filed a complaint in state circuit court challenging the legality of the back assessments and seeking other relief. On April 25, 2007, the Court dismissed the portions of UCDP’s complaint pertaining to the back assessments on UIOA, and it also dismissed UCDP’s due process claim. On May 14, 2007, UCDP re-filed the complaint (“UCDP’s Re-filed Back Assessment Complaint”) as to UIOA. On February 15, 2008, the court denied the Property Appraiser’s motion to dismiss UCDP’s Re-filed Back Assessment Complaint. The Property Appraiser and Tax Collector appealed the denial of the dismissal of UCDP’s Re-filed Back Assessment Complaint. UCDP opposed the appeal, and on July 3, 2008, the Court denied the appeal. Therefore, UCDP’s actions challenging the back assessments remain pending and are currently being litigated.

Other

The Company is threatened with or involved in various other legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Consultant Agreement

Additionally, the Company has an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which it pays a fee for consulting services and exclusivity equal to a percentage of the Company’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by the Company. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by the Company, or any of its partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. For instance, Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai. The Consultant may also be entitled to participate in certain sales of equity by the Company’s Partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. The Company represented under the agreement that the Consultant’s interest in each of the Company’s parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. The Company’s obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified the Company against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by the Company. Under the terms of Holdings’ May 2010 notes, the April 2010 notes and the senior secured credit agreement, a lien to secure the Company’s obligations under the Consultant Agreement would be a permitted lien. This event could adversely impact the Company’s liquidity.

9. Subsequent Event

In April 2009, the Company paid distributions to the Partners totaling $33,369,000 for their expected payments of income taxes based on the Company’s financial results. These distributions are required per the UCDP partnership agreement. Additionally, in May 2009, the Company made distributions to Holdings of $10,672,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

For the first quarter of 2009, we experienced a decrease of 19.5% in our paid attendance and a decrease in EBITDA (as defined on page 19) of $20.5 million. These decreases were driven by three primary attendance trends. First, the week before and after Easter are peak attendance periods. In 2008, Easter was on March 23. In 2009, Easter was on April 12. This shift in Easter moved the peak attendance period from the first quarter of 2008 to the second quarter of 2009. Second, our business continues to be impacted by the downturn in the global economy. Lastly, due to the timing of our fiscal year-end, the first quarter of 2009 had two less days compared to the first quarter of 2008. Theme park spending on a per guest basis decreased approximately 3% during the first quarter 2009, which, along with the lower attendance, contributed to a $43.5 million shortfall in revenues and an incremental $18.4 million net loss compared to 2008. We finished the first quarter of 2009 with $169.5 million in cash and cash equivalents, including $100.0 million in unused revolving credit. We also owed $1,008.2 million on our long-term debt at March 29, 2009.

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

The week before and after Easter are peak attendance periods. In 2008, Easter was on March 23. In 2009, Easter was on April 12. This shift in Easter moved the peak attendance period from the first quarter of 2008 to the second quarter of 2009.

Based on the seasonality of our attendance, the results for the three month periods ended March 29, 2009 and March 30, 2008 are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2008 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Period end

The three months ended March 29, 2009 and March 30, 2008 contained 88 and 90 days, respectively.

Recent accounting pronouncements

See “Note 1. General” in “Part I – Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of Operations

	Three months ended		% Change
(In Thousands, Except Percentages)	March 29, 2009	March 30, 2008	Favorable/ (unfavorable)
Operation data:
Paid theme park admissions	1,841	2,286	(19.5)%
Turnstile theme park admissions	2,013	2,455	(18.0)%
Theme park pass revenue per paid admission	$44.42	$43.49	2.1%
Theme park food, beverage and merchandise revenue per turnstile admission	$17.63	$19.44	(9.3)%
Other theme park related revenue per turnstile admission	$8.96	$10.07	(11.0)%
Statement of operations data:
Operating revenues:
Theme park passes	$81,777	$99,417	(17.7)%
Theme park food and beverage	18,696	24,407	(23.4)%
Theme park merchandise	16,788	23,319	(28.0)%
Other theme park related	18,045	24,732	(27.0)%
Other	28,483	35,430	(19.6)%
Total operating revenues	163,789	207,305	(21.0)%
Costs and operating expenses:
Theme park operations	40,425	43,159	6.3%
Theme park selling, general and administrative	33,317	39,151	14.9%
Theme park cost of products sold	19,930	26,938	26.0%
Special fee to Vivendi Universal Entertainment and consultant fee	10,229	13,037	21.5%
Depreciation and amortization	26,630	29,237	8.9%
Other	26,445	31,466	16.0%
Total costs and operating expenses	156,976	182,988	14.2%
Operating income	6,813	24,317	(72.0)%
Non-operating expenses	23,345	22,470	(3.9)%
Net (loss) income	(16,532)	1,847	NM
Less: net income attributable to the noncontrolling interest in UCRP	486	751	35.3%
Net (loss) income attributable to the Partners	$(17,018)	$1,096	NM

NM – not meaningful

Three Months Ended March 29, 2009 Compared to Three Months Ended March 30, 2008

Paid Theme Park Admissions decreased 19% during the first quarter of 2009 compared to the first quarter of 2008. As discussed previously, this was driven by the shift in Easter, the two extra days in the first quarter of 2008 and the downturn in the global economy. In the first quarter, both our domestic and international markets experienced attendance declines in the high teens. Accordingly, our total Operating Revenues decreased $43.5 million, or 21%, driven by the attendance shortfall and declines in per capita spending of 3%. Theme Park Pass Revenue Per Paid Admission increased 2% as a result of selective price changes to maximize yield. Per turnstile admission spending on food and beverage and merchandise decreased 9%. Per turnstile admission spending on Other Theme Park Related items decreased 11%, principally due to a decrease in corporate special events of $4.0 million and $1.5 million in reduced guest spending on our Universal Express Plus product, which typically decreases in periods of lower attendance. As compared to the first quarter of 2008, our Other Revenue category was unfavorable by $6.9 million, or 20%, due to lower revenue from our CityWalk operations and travel company of $3.3 million and $2.9 million, respectively.

Theme Park Operations were favorable by $2.7 million largely due to decreased maintenance, entertainment and operational costs resulting from our reduced attendance levels and management’s cost saving initiatives. This favorability was achieved notwithstanding the incremental operating costs incurred in 2009 from The Simpsons RideTM, which opened in May 2008. Theme Park Selling, General and Administrative costs were favorable $5.8 million due to reductions in marketing spend, travel and non-essential training. Cost of goods sold decreased 26%, and expenses related to our special fee and consultant fee decreased 22%, both of which correlate to the decrease in Operating Revenues. Other Costs and Operating Expenses were favorable by $5.0 million due to reduced operating costs at our travel company and CityWalk operations of $2.4 million and $1.7 million, respectively. These reduced operating costs correlate to the lower revenues from each of these areas as discussed previously. Non-operating Expenses were slightly unfavorable due to lower income from our unconsolidated joint ventures and reduced interest income resulting from lower interest rates. These items were partially offset by changes in the fair value of our interest rate swaps and lower interest expense.

EBITDA

Earnings before interest expense, income taxes, depreciation and amortization or, EBITDA, is defined as net income excluding: (i) interest expense, net of interest income; and (ii) depreciation and amortization. Our management assesses operational performance using EBITDA (as defined) because it is used by some investors as a measure of our ability to service debt. In addition, it is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our funded debt ratio and the interest coverage ratio, which is computed based on the trailing four quarters. We believe the UCDP senior secured credit agreement is a material agreement as it represents a critical component of our capital structure and an important source of our liquidity. Our failure to comply with the financial maintenance covenants in the UCDP senior secured credit agreement would result in an event of default occurring under the agreement which would give our lenders the right to accelerate all of the indebtedness then outstanding under that agreement. EBITDA (as defined) represents earnings before interest, taxes and depreciation and amortization and certain other adjustments permitted by the definition of EBITDA in the senior secured credit agreement. EBITDA (as defined) is not prepared in accordance with United States generally accepted accounting principles and should not be considered as an alternative for net income, net cash provided by operating activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA (as defined), because it is before debt service, capital expenditures, and working capital needs, does not represent cash that is available for other purposes at our discretion. Our presentation of EBITDA (as defined) may not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of net cash provided by operating activities to EBITDA (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash and cash equivalents provided by operating activities	$25,793	$43,470
Adjustments:
Interest expense	25,241	24,947
Interest income	(44)	(992)
Amortization of deferred finance costs	(2,389)	(1,291)
Changes in deferred special fee payable and related interest payable to affiliates	(724)	(1,252)
Distributions from investments in unconsolidated entities	—	(635)
Income from investments in unconsolidated entities	799	1,485
Accretion of bond discount	(207)	(208)
Interest on financing obligations	(624)	(583)
Income attributable to the noncontrolling interest in UCRP	(486)	(751)
Change in working capital	(13,603)	(9,902)
EBITDA	$33,756	$54,288

The following is a reconciliation of net (loss)/income attributable to the Partners to EBITDA (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net (loss) income attributable to the Partners	$(17,018)	$1,096
Adjustments:
Interest expense	25,241	24,947
Change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(1,053)	—
Depreciation and amortization	26,630	29,237
Interest income	(44)	(992)
EBITDA	$33,756	$54,288

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Net cash and cash equivalents provided by operating activities	$25,793	$43,470
Net cash and cash equivalents used in investing activities	37,519	31,106
Capital expenditures	37,519	31,106
Net cash and cash equivalents used in financing activities	6,567	19,711

During the three months ended March 29, 2009 and March 30, 2008, net cash provided by operating activities was $25.8 million and $43.5 million, respectively. This decrease in cash flow from operations of $17.7 million was largely due to the increase in our net loss of $18.4 million as discussed previously.

Net cash used in investing activities for the three months ended March 29, 2009 and March 30, 2008, totaled $37.5 million and $31.1 million, respectively. For both years, the amount consisted of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, including intellectual property rights, to be approximately $110.0 million during 2009. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions made in 2008. A large portion of this cost relates to the design and construction of the upcoming Hollywood Rip Ride RockitSM coaster and Wizarding World of Harry PotterSM themed area which we anticipate opening in early summer 2009 and no later than the summer of 2010, respectively. We estimate our total anticipated capital investment in The Simpsons RideTM, which opened in May 2008, and these two unfinished attractions will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions except capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

During the three months ended March 29, 2009 and March 28, 2008, net cash used for financing activities was $6.6 million and $19.7 million, respectively. The amounts were almost entirely related to distributions made to Holdings.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):

	As of
	March 29, 2009	December 31, 2008
Cash and cash equivalents	$69,505	$87,798
Unused portion of revolving credit facilities	100,000	100,000
Current portion of long-term borrowings, capital lease and financing obligations	5,810	5,822
Current portion of special fees	6,810	8,861
Total long-term obligations (1)	1,129,387	1,127,856
(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations, and long-term deferred special fees.

At March 29, 2009, our total debt was $1,008.2 million, which included $499.2 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $0.8 million) and $509.0 million outstanding under UCDP’s senior secured credit facility. At March 29, 2009, we also had $169.5 million in cash and cash equivalents and unused revolving credit, consisting of $69.5 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of March 29, 2009. The April 2010 notes are due in 2010, while our senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 6, 2011. During 2006, we made a voluntary prepayment in the amount of $30.0 million, effectively prepaying all of the principal amounts that would have been due up until the facilities maturity date. As a result of the amendment in July 2008, the senior secured credit facility is repayable in full on April 1, 2010, if the April 2010 notes and Holdings’ May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing our long-term debt. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by further reductions in our bond ratings, which were downgraded in the first quarter of 2009. Specifically, the downgrades in our bond rating could result in increased interest rates or other incremental borrowing costs when we attempt to refinance our long-term debt.

Additionally, we have an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only theme park that is a comparable project is Universal Studios Japan in Osaka, Japan. It is possible that comparable projects will be created in the future that would fall under the Consultant Agreement. For instance, Vivendi Universal Entertainment has entered into licensing arrangements for Universal theme parks in Singapore and Dubai. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates. Although the Consultant Agreement has no expiration date, starting in June 2010, the Consultant has the right, upon 90 days notice, to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that have been open at that time for at least one year, which fair market value could be significant. If the Consultant exercises the option and the parties cannot agree on the fair market value of the buyout option, the fair market value will be determined by a binding appraisal procedure. We represented under the agreement that the Consultant’s interest in each of our parks and in any comparable projects will have priority over the interests of all financiers, lenders and others who may have an interest in that park or project. Our obligations under the agreement are guaranteed by Universal Studios, Inc., as successor to MCA Inc., and Universal Studios, Inc.’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. Under the terms of the May 2010 notes, the April 2010 notes and the senior secured credit agreement, a lien to secure our obligations under the Consultant Agreement would be a permitted lien. This event could adversely impact our liquidity.

We believe that funds generated from UCDP’s operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements up to, but not including, April 1, 2010, which is the early maturity date on our senior secured credit facility. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under UCDP’s revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events. For more information, see Item 1A. Risk Facotrs – Risks Related to Our Indebtedness in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to our refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). These ratios were met as of December 31, 2008. Accordingly, during the three months ended March 29, 2009, we paid fees of $8.9 million, to Vivendi Universal Entertainment. As these ratios were also met as of March 29, 2009, a payment of $6.8 million in special fees will be made during the second quarter of 2009. At March 29, 2009 and December 31, 2008, respectively, our consolidated balance sheet included $6.8 million and $8.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. Additionally, at March 29, 2009 and December 31, 2008, our consolidated balance sheet included $92.7 million and $92.0 million, respectively, in long-term deferred special fees payable to affiliates of Vivendi Universal Entertainment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future conditional verbs, such as “will,” “should,” “could,” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved. Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to, risks and uncertainties relating to general economic downturn; the dependence of our business on air travel; the risks inherent in deriving substantially all of our revenues from one location; our dependence on Vivendi Universal Entertainment and its affiliates; risks related to unfavorable outcomes of our legal proceedings; the loss of key distribution channels for pass sales; competition within the Orlando theme park market; publicity associated with accidents occurring at theme parks; the loss of material intellectual property rights used in our business; the seasonality of our business; the substantial indebtedness of us and our subsidiaries; and the difficulty we may face in refinancing our indebtedness due to the turmoil and lack of liquidity in the credit markets and the Consultant's right to exercise his put option starting in June 2010. There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report. All forward looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2009	2010	2011	2012	2013	Total	Fair value
Debt (1):
Fixed rate debt	$—	$500,000	$—	$—	$—	$500,000	$420,000
Average interest rate	n/a	11.75%	n/a	n/a	n/a	n/a	n/a
Variable rate debt	$—	$—	$509,000	$—	$—	$509,000	$460,650
Average interest rate	n/a	n/a	7.04%	n/a	n/a	n/a	n/a
Total gross debt	$—	$500,000	$509,000	$—	$—	$1,009,000	$880,650

(1)  Amounts exclude discounts and therefore represent gross maturities. The maturity date of the senior secured credit facility in the amount of $509.0 million is June 9, 2011, however, it is repayable in full at April 1, 2010, if the April 2010 and Holdings’ May 2010 notes are not refinanced or repaid in full prior to such date.

The following table is a schedule of our interest rate swap agreements including notional amounts, weighted average interest rates by expected maturity dates and fair value (in thousands):

	2009	2010	2011	2012	2013	Total	Fair value
Interest Rate Swaps:
Variable to Fixed	$325,000	$—	$—	$—	$—	$325,000	$(6,959)
Average pay rate	4.63%	n/a	n/a	n/a	n/a	n/a	n/a
Average receive rate	1.74%	n/a	n/a	n/a	n/a	n/a	n/a
Fixed to Variable	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Average pay rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Average receive rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Total notional amounts	$325,000	$—	$—	$—	$—	$325,000	$(6,959)

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $184.0 million of unhedged variable rate debt as of March 29, 2009. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.8 million.

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

For more information about our interest rate swaps see Note 6 to the consolidated financial statements of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Controls and Procedures

Universal City Development Partners, Ltd.

The management of Universal City Development Partners Ltd. ( “UCDP”) carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission.

There was no change in UCDP’s internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 in Part I — Item 1. Financial Statements in this document for a detailed description of current legal proceedings.

Item 1A.	Risk Factors

See Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. One of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 has been updated as follows:

There is the risk of accidents or other incidents occurring at theme parks, including those owned by other theme park operators, which may create negative publicity which may reduce attendance and thereby negatively impact our results of operations.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance and thereby negatively impact our results of operations. We purchase insurance to protect us in the event of an accident or certain other losses, however we are subject to high deductibles and our insurance may not cover all types of incidents. Additionally, we can not be assured that negative events unrelated to attractions, such as the outbreak of infectious disease or other health concerns, will not occur at our theme parks or at another theme park.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Peter Wallace, 34, was appointed to UCDP’s Park Advisory Board and as a Blackstone representative to each of Holding I and Holding II on May 7, 2009.  Mr. Wallace is a Managing Director in the Corporate Private Equity Group at Blackstone, a position he has held since 2006.   From 2004 to 2006, Mr. Wallace served as a Principal with Blackstone.   Mr. Wallace currently serves on the Board of Directors of AlliedBarton Security Services, Crestwood Midstream Partners, Pelmorex Media, Inc., Michael’s Stores, Inc. and The Weather Channel Companies.

Item 6.	Exhibits.

a) Exhibits

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: May 8, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UCDP FINANCE, INC.

Date: May 8, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer