Form 10-Q
period 2009-09-27
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2009-10-20
CIK 1262449, 1262450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of October 20, 2009, there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd., and was formed for the sole purpose of acting as a co-issuer of the Registrants’ 11 3/4% senior notes due 2010. UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCDP Finance, Inc. met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM1.	Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 27,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$81,538	$87,798
Accounts receivable, net	25,607	27,521
Receivables from related parties	2,154	7,489
Inventories, net	43,402	42,565
Prepaid expenses and other assets	14,477	8,899
Deferred finance costs, net	4,779	-
Assets held for sale	17,637	17,637

Total current assets	189,594	191,909

Property and equipment, at cost:
Land and land improvements	478,418	475,021
Buildings and building improvements	1,405,507	1,381,492
Equipment, fixtures and furniture	1,147,633	1,112,537
Construction in process	183,854	157,117

Total property and equipment, at cost:	3,215,412	3,126,167
Less accumulated depreciation	(1,497,903)	(1,426,192)

Property and equipment, net	1,717,509	1,699,975

Other assets:
Investments in unconsolidated entities	11,000	11,939
Intangible assets, net	51,593	52,955
Deferred finance costs, net	-	11,948
Other assets	7,761	6,551

Total other assets	70,354	83,393

Total assets	$1,977,457	$1,975,277

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	September 27,	December 31,
	2009	2008
	(In thousands)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$141,089	$126,148
Unearned revenue	51,633	45,508
Due to related parties	11,484	11,696
Interest rate swap liability, at fair value	1,495	9,176
Current portion of capital lease and financing obligations	4,321	5,822
Current portion of long-term borrowings	1,008,584	-

Total current liabilities	1,218,606	198,350

Long-term liabilities:
Long-term borrowings	-	1,007,960
Deferred special fee payable to affiliates	94,204	91,967
Capital lease and financing obligations, net of current portion	25,405	27,929
Other	7,139	6,725

Total long-term liabilities	126,748	1,134,581

Equity:
Partners' equity:
Vivendi Universal Entertainment	313,251	319,770
Blackstone	313,251	319,770
Accumulated other comprehensive loss	(512)	(3,976)

Total Partners’ equity	625,990	635,564
Noncontrolling interest in UCRP	6,113	6,782

Total equity	632,103	642,346

Total liabilities and equity	$1,977,457	$1,975,277

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

	(In thousands)
Operating revenues:
Theme park passes	$120,056	$132,412	$311,072	$348,846
Theme park food and beverage	27,311	32,677	72,357	88,165
Theme park merchandise	23,860	29,351	63,664	79,499
Other theme park related	23,322	26,459	63,841	80,242
Other	30,026	41,418	93,172	114,738

Total operating revenues	224,575	262,317	604,106	711,490

Costs and operating expenses:
Theme park operations	43,523	47,215	127,244	135,266
Theme park selling, general and administrative	28,620	37,669	92,865	122,370
Theme park cost of products sold	25,349	32,152	70,017	88,526
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,665	16,663	38,568	45,107
Depreciation and amortization	26,186	26,458	79,015	83,861
Other	25,209	30,551	77,209	95,773

Total costs and operating expenses	163,552	190,708	484,918	570,903

Operating income	61,023	71,609	119,188	140,587

Other expense (income):
Interest expense	26,043	26,096	77,239	75,797
Interest income	(69)	(920)	(158)	(2,520)
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(2,006)	-	(4,217)	-
Income from investments in unconsolidated entities	(272)	(745)	(1,601)	(2,816)

Total other expense, net	23,696	24,431	71,263	70,461

Net income	37,327	47,178	47,925	70,126

Less: net income attributable to the noncontrolling interest in UCRP	197	268	1,409	1,882

Net income attributable to the Partners	$37,130	$46,910	$46,516	$68,244

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statement of Comprehensive Income and Changes in Partners’ Equity
(Unaudited)

	UCDP's Partners
	Vivendi Universal Entertainment	Blackstone	Accumulated Comprehensive Income (Loss)	Noncontrolling Interest in UCRP	Total Equity	Comprehensive Income

	(In thousands)
Balance at December 31, 2008	$319,770	$319,770	$(3,976)	$6,782	$642,346
Distributions to noncontrolling interest in UCRP	-	-	-	(2,078)	(2,078)	$-
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	-	-	3,464	-	3,464	3,464
Distributions to Partners	(29,777)	(29,777)	-	-	(59,554)	-
Net income	23,258	23,258	-	1,409	47,925	47,925

Balance as of September 27, 2009	$313,251	$313,251	$(512)	$6,113	$632,103	$51,389

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)

Cash flows from operating activities

Net cash and cash equivalents provided by operating activities	$161,910	$197,754

Cash flows from investing activities
Property and equipment acquisitions	(102,770)	(98,037)
Proceeds relating to capital reimbursements	2,054	2,136

Net cash and cash equivalents used in investing activities	(100,716)	(95,901)

Cash flows from financing activities
Partner distribution for tax liability	(33,368)	(11,610)
Partner distributions	(26,186)	(25,526)
Distributions of noncontrolling interest in UCRP	(2,078)	(2,582)
Partner contributions	-	28,676
Payments on long-term borrowings, capital lease and financing obligations	(5,822)	(375)
Payments for financing costs	-	(4,295)

Net cash and cash equivalents used in financing activities	(67,454)	(15,712)

Net (decrease) increase in cash and cash equivalents	(6,260)	86,141
Cash and cash equivalents at beginning of period	87,798	127,874

Cash and cash equivalents at end of period	$81,538	$214,015

Supplemental disclosures of noncash information
(Decrease)/increase of property and equipment in accrued liabilities	$(5,529)	$597

(Decrease)/increase in interest rate swap liability	$(7,681)	$32

Disposal of fully depreciated assets	$5,942	$13,539

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 27, 2009
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

The accompanying unaudited condensed consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. ( “UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc. ("UCDP Finance"); Universal Orlando Online Merchandise Store ("UOMS"); and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Period End

The three months ended September 27, 2009 and September 28, 2008 each contained 91 days. The nine months ended September 27, 2009 contained 270 days, while the nine months ended September 28, 2008 contained 272 days.

Seasonality

Based on the seasonality of attendance, the results for the three and nine months ended September 27, 2009 and September 28, 2008 are not necessarily indicative of results for the full year.

Reclassifications

The noncontrolling interest in UCRP (formerly known as minority interest) has been reclassified to conform to current accounting guidance. See discussion below under the caption “Recent Accounting Pronouncements”.

Inventories

The major components of inventories are as follows (in thousands):

	September 27,	December 31,
	2009	2008

Merchandise	$12,469	$12,421
Food and beverage	3,343	3,962
Operating supplies and maintenance parts	29,279	28,156
Less: reserves	(1,689)	(1,974)

Total	$43,402	$42,565

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over periods ranging from 10 to 20 years, which have a weighted-average amortizable life of 11 years. Intangible assets totaled $51,593,000 and $52,955,000, respectively, as of September 27, 2009 and December 31, 2008. This included $16,058,000 and $14,696,000 in accumulated amortization, respectively, as of September 27, 2009 and December 31, 2008. Amortization expense amounted to $405,000 and $519,000, respectively, during the three months ended September 27, 2009 and September 28, 2008, and $1,362,000 and $1,633,000, respectively, during the nine months ended September 27, 2009 and September 28, 2008. Amortization of existing intangible assets will be approximately $1,768,000 for 2009 and $5,255,000 for each of the following five years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three months ended September 27, 2009 and September 28, 2008, and the nine months ended September 27, 2009 and September 28, 2008, the Company incurred additional depreciation expense of $956,000, $334,000, $2,809,000 and $2,537,000 respectively, relating to accelerating the life of various ride and show assets.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions in the case of long-term borrowings and LIBOR yield curves as discussed in note 3 in the case of interest rate swaps, and the related carrying amounts are as follows (in thousands):

	September 27, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term borrowings including current portions	$1,008,584	$998,820	$1,007,960	$760,240
Interest rate swap liabilities	1,495	1,495	9,176	9,176

Total	$1,010,079	$1,000,315	$1,017,136	$769,416

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 "Intangibles – Goodwill and Other" in the Accounting Standards Codification ("ASC"). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, it did not impact the Company’s financial statements as the Company did not acquire any intangible assets during the nine months ended September 27, 2009.

In March 2008, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, which was primarily codified into Topic 815 "Derivatives and Hedging" in the ASC. This guidance expands the disclosure requirements for derivative instruments and hedging activities. Specifically, this guidance requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008. This guidance became effective for the Company on January 1, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”, which was primarily codified into Topic 810 "Consolidations" in the ASC. This guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. As such, the new accounting guidance became effective for the Company on January 1, 2009. This accounting standard impacts the presentation of noncontrolling interests in certain of the Company’s investments in consolidated entities. Specifically, it impacted the Company’s financial statements by reclassifying the noncontrolling interest in UCRP (formerly known as minority interest) from the liability section into the equity section of the Condensed Consolidated Balance Sheets. As a result, the net income attributable to the noncontrolling interest in UCRP is no longer excluded from the determination of net income (or loss) on the Condensed Consolidated Statements of Operations. The determination of the income attributable to noncontrolling interest in UCRP continues to be calculated based on the underlying ownership percentage. The adoption resulted in the reclassification of $6,782,000 of noncontrolling interest in UCRP from minority interest to Partners’ equity on the December 31, 2008 Condensed Consolidated Balance Sheet and the presentation of net income of $197,000, $268,000, $1,409,000 and $1,882,000 attributable to the noncontrolling interest in UCRP in the Condensed Combined Statements of Operations for the three months ended September 27, 2009 and September 28, 2008 and the nine months ended September 27, 2009 and September 28, 2008, respectively. The application of this guidance is reflected in the re-issued historical consolidated financial statements of UCDP included in the Current Report on Form 8-K filed by UCDP and UCDP Finance on June 29, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations", which was primarily codified into Topic 805 "Business Combinations" in the ASC. This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. Although this guidance will impact the Company’s accounting for business combinations completed on or after January 1, 2009, it did not impact the Company’s financial statements as the Company did not enter into any business combinations during the nine months ended September 27, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into Topic 855 "Subsequent Events" in the ASC. This guidance establishes principles and requirements for subsequent events. Specifically, it sets forth guidance pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 28, 2009. The Company’s adoption of the standard resulted in additional disclosures surrounding the Company’s subsequent events (see note 9 below).

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was primarily codified into Topic 825 "Financial Instruments" in the ASC. This standard extends the disclosure requirements concerning the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 28, 2009. The Company’s adoption of the standard resulted in additional disclosures surrounding the interim fair values of the Company’s financial instruments, under the caption “Financial Instruments” above.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

Liquidity

As of September 27, 2009, the Company had indebtedness totaling $499,584,000 under its Senior Notes due in April 2010 (the "April 2010 notes"). Additionally, $509,000,000 of debt under the term loan component of the senior secured credit agreement would become due on April 1, 2010 unless the April 2010 notes (as defined in note 2) and Holdings' Senior Notes due in May 2010 ("the May 2010 notes") are refinanced or repaid prior to such date. The Company will be required to refinance this debt prior to the stated maturity date. Balances relating to the April 2010 notes and the term loan component of the senior secured credit agreement are classified as current liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 27, 2009 as they either mature within a year or the maturity date could accelerate to within a year. Accordingly, the Company and Holdings intend to refinance the April 2010 notes, the May 2010 notes and the term loan component under the Company's senior secured credit agreement. However, no assurances can be made regarding their ability to satisfy their liquidity and working capital requirements (see note 9). The Company’s liquidity could also be negatively impacted by its arrangement with the Consultant as more fully described in note 8.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

			As of September 27,	As of December 31,
	Interest Rate	Maturity Date	2009	2008

Senior secured credit facility	LIBOR + 300 bps (1)	(2)	$509,000	$509,000
UCDP fixed rate senior notes (“April 2010 notes”)	11.75%	April 1, 2010	500,000	500,000

Gross principal payable			1,009,000	1,009,000
Unamortized discounts			(416)	(1,040)

Total debt			$1,008,584	$1,007,960

(1) The LIBOR interest rate on the term loan under the senior secured credit facilities is subject to a 3.00% floor.
(2) The maturity date of theterm loan under thesenior secured credit facilities is June 9, 2011; however, it is repayable in full at April 1, 2010, if the April 2010 notes and the May 2010 notes are not refinanced or repaid in full prior to such date.

As of September 27, 2009 and December 31, 2008, the Company had $100,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The Company is exposed to market risks relating to fluctuations in interest rates. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. The Company utilizes interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements is to minimize the risks and costs associated with financial activities. The Company does not use financial instruments for trading purposes. The Company specifically designates interest rate swap hedges of outstanding debt instruments and recognizes interest differentials in the period they occur.

The Company follows ASC Topic 815 "Derivatives and Hedging" to account for its interest rate swaps. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that the Company would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities are recognized as other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income and changes in partners’ equity. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. Additionally, the accumulated other comprehensive income (loss) related to interest rate swaps that become ineffective is amortized on a straight-line basis, over the remaining life of the interest rate swap, through the change in the fair value of interest rate swaps in the accompanying consolidated statements of operations. In the fourth quarter of 2008, the Company’s interest rate swap agreements became ineffective as they no longer accomplished the predetermined goals of the hedging process as documented contemporaneously by the Company when entering into the hedging transaction. Accordingly, the accounting treatment for these interest rate swaps is different during the three and nine months ended September 27, 2009 as compared to the three and nine months ended September 28, 2008. The following table summarizes the notional values and fair values of our derivative financial instruments as of September 27, 2009 (in thousands, except percentages):

Notional value	Expiration date	Fair value	Interest rate	Accounting Treatment	Terms

$200,000	November 20, 2009	$(1,279)	4.77%	Statement of operations	Fixed

125,000	October 15, 2009	(216)	4.41%	Statement of operations	Fixed
$325,000		$(1,495)

The following table summarizes the changes in fair value of the Company's interest rate swaps (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008

	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive (loss) income

Swap #7 (1)	$1,165	$-	$-	$503	$2,802	$-	$-	$(79)
Swap #8 (1)	1,980	-	-	613	4,879	-	-	47
Amortization of accumulated other comprehensive loss (1)	(1,139)	1,139	-	-	(3,464)	3,464	-	-

Total	$2,006	$1,139	$-	$1,116	$4,217	$3,464	$-	$(32)

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

The Company utilizes  ASC Topic 820 "Fair Value Measurements and Disclosures" in relation to its accounting for assets and liabilities carried at fair value. This standard, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard also clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments as of September 27, 2009 are valued using inputs that fall within Level 2 of the three-tier hierarchy. Furthermore, as of September 27, 2009 and December 31, 2008, respectively, the Company did not have assets or liabilities valued using inputs that fall within Level 1 or Level 3 of the three-tier hierarchy. Information to determine the fair values of the interest rate swap agreements is provided to the Company by the counterparty. The Company believes the LIBOR yield curves are the primary significant input used by the counterparty to determine the fair value information. LIBOR yield curves are considered Level 2 observable market inputs. Additionally, in making the fair value determination, the Company monitors the credit and nonperformance risk associated with its derivative counterparties and believes they are not material to the interest rate swap agreements and do not require a credit adjustment at September 27, 2009 or December 31, 2008.

4. Accounts Payable and Accrued Liabilities
The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	September 27, 2009	December 31, 2008

Accounts payable	$8,476	$10,920
Capital expenditures	31,188	36,717
Marketing and advertising	7,069	4,832
Interest	35,603	19,897
Compensation and benefits	22,837	27,301
Operating accruals	11,880	15,043
Consulting fees	4,940	4,443
Property and sales tax	14,168	1,972
Other	4,928	5,023

Total	$141,089	$126,148

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,267,000 and $42,788,000, related to financing obligations and capital leases as of September 27, 2009 and December 31, 2008, respectively. This included $1,282,000 and $761,000 in accumulated depreciation and amortization as of September 27, 2009 and December 31, 2008, respectively. At September 27, 2009, future minimum payments due under financing obligations and capital leases totaled approximately $29,726,000 (net of $11,490,000 in interest). Future minimum payments include $18,000, $4,328,000, $4,023,000, $3,725,000, $3,609,000, and $14,023,000, due in 2009, 2010, 2011, 2012, 2013, and years subsequent to 2013, respectively.

6. Comprehensive income

Comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net Income	$37,327	$47,178	$47,925	$70,126

Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	1,139	-	3,464	-
Change in fair value of interest rate swaps designated as hedges	-	1,116	-	(32)

Comprehensive income	38,466	48,294	51,389	70,094
Less: comprehensive income attributable to the noncontrolling interest in UCRP	197	268	1,409	1,882

Comprehensive income attributable to the Partners	$38,269	$48,026	$49,980	$68,212

7. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended September 27, 2009 and September 28, 2008, the Company paid fees to Vivendi Universal Entertainment of $9,130,000 and $10,325,000, respectively, while during the nine months ended September 27, 2009 and September 28, 2008, the Company paid fees of $24,800,000 and $28,063,000, respectively, to Vivendi Universal Entertainment. In addition, at September 27, 2009 and December 31, 2008, respectively, the amount due to related parties included $9,807,000 and $8,861,000 related to the current portion of special fees payable to Vivendi Universal Entertainment. At September 27, 2009 and December 31, 2008, the Company had long-term deferred special fees payable to Holdings of approximately $94,204,000 and $91,967,000, respectively.

Subsequent to the Company’s refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). As these ratios were met as of September 27, 2009, payments of $9,807,000 in special fees will be made during the fourth quarter of 2009.

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

9. Subsequent Event

UCDP currently is pursuing alternatives to address the maturity of the April 2010 notes and the Holdings May 2010 notes.  The alternatives may include additional term loan borrowings by UCDP under UCDP's existing senior secured credit agreement, reductions in the amount of its revolving borrowing availability thereunder and the offering by UCDP of new senior and/or senior subordinated notes for cash, with the intention of any such transactions being to refinance the April 2010 notes and the Holdings May 2010 notes.  The proceeds of any such refinancing would be expected to be used by UCDP to purchase, redeem or otherwise retire all of its April 2010 and to pay dividends and deferred special fees to UCDP's direct parent companies in a sufficient amount so that they can purchase, redeem or otherwise retire all of the May 2010 notes and to pay fees and expenses related to the refinancing.  The timing, structure and completion of any transaction will depend on market conditions. There can be no assurance of the timing of any refinacing transaction or that it will be successfully completed.

On October 18, 2009, UCDP amended the Consultant Agreement (the “2009 Amendment”). Under the existing Consultant Agreement, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate UCDP's obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant is precluded from competing or consulting with another theme park for a period of five years and allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment establishes a formula-based method to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable park, the four contemplated are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The 2009 Amendment also provides the Consultant a second-priority lien over UCDP's real and tangible personal property to secure UCDP's periodic and one-time payment obligations and caps UCDP's ability to incur secured borrowings to an amount equal to the greater of $975 million and 3.75x UCDP’s EBITDA. In connection with the 2009 Amendment, NBCU will guarantee its obligations under the Consultant Agreement and UCDP amended its partnership agreement to increase the special fee paid thereunder through 2017 from 5.0% to 5.25%. The effectiveness of the 2009 Amendment, the related guarantee and the amendment to UCDP's partnership agreement are each subject to certain conditions, including consent of the requisite lenders under UCDP's existing senior secured credit facilities.

Subsequent events were evaluated through October 20, 2009 for the balance sheet date as of September 27, 2009 and for the periods ending September 27, 2009.  October 20, 2009 is also the issuance date of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

On a year-to-date basis through September 27, 2009, we experienced a decrease of 14% in our paid attendance and a corresponding decrease in EBITDA (as defined) of $27.0 million when compared to the same period of 2008. We believe these decreases were primarily driven by the downturn in the global economy. Additionally, due to the timing of UCDP's fiscal calendar, the nine months ended September 27, 2009 had two less days than the nine months ended September 28, 2008. Total theme park spending on a per guest basis through the first nine months of 2009 was consistent with the first nine months of 2008, but the reduced volume contributed to a $107.4 million shortfall in revenue, or 15%, when compared to the same period of 2008. Our ability to reduce operating costs, which decreased by $86.0 million in the first nine months of 2009 compared to the same period in 2008, helped partially offset the revenue shortfall. As a result, net income decreased by $22.2 million compared to the first nine months of 2008. We finished the third quarter of 2009 with $181.5 million in available cash and cash equivalents, including $100.0 million of availability under our revolving credit. We owed $1,008.6 million on our indebtedness at September 27, 2009, all of which was current. Additionally, cash paid for capital expenditures during the nine months ended September 27, 2009 totaled $102.8 million as we opened the Hollywood Rip Ride RockitSM coaster in summer 2009 and continued progress on The Wizarding World of Harry PotterTM.

Seasonality

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as “Rock the Universe” in September and “Halloween Horror Nights” in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, hurricanes have had little impact on Orlando theme parks. Since opening in 1990, our parks have been closed only five days due to the inclement weather caused by hurricanes, four of which occurred during the 2004 and 2005 hurricane seasons.

Based on the seasonality of our attendance, the results for the three and nine months ended September 27, 2009 and September 28, 2008 are not necessarily indicative of results for the full year.

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

Litigation

From time to time, we are involved in legal proceedings and, as required, we accrue the low end of the estimated range of probable costs for the resolution of these claims. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See "Note 8" in "Part 1, Item 1. Financial Statements" in this document for more detailed information on litigation exposure.

Period end

The three months ended September 27, 2009 and September 28, 2008 each contained 91 days. The nine months ended September 27, 2009 contained 270 days, while the nine months ended September 28, 2008 contained 272 days.

Recent accounting pronouncements

See “Note 1. General” in “Part I – Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of Operations:

Three Months Ended September 27, 2009 Compared to Three Months Ended September 28, 2008 (in thousands except per capita amounts and percentages):

	Three Months Ended		% Change
	September 27, 2009	September 28, 2008	Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	2,710	3,048	(11.1)%
Turnstile theme park admissions	2,958	3,262	(9.3)%
Theme park pass revenue per paid admission	$44.30	$43.44	2.0%
Theme park food, beverage and merchandise revenue per turnstile admission	17.30	19.02	(9.0)%
Other theme park related revenue per turnstile admission	7.88	8.11	(2.8)%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$120,056	$132,412	(9.3)%
Theme park food and beverage	27,311	32,677	(16.4)%
Theme park merchandise	23,860	29,351	(18.7)%
Other theme park related	23,322	26,459	(11.9)%
Other	30,026	41,418	(27.5)%

Total operating revenues	224,575	262,317	(14.4)%

Costs and operating expenses:
Theme park operations	43,523	47,215	7.8%
Theme park selling, general and administrative	28,620	37,669	24.0%
Theme park cost of products sold	25,349	32,152	21.2%
Special fee payable to Vivendi Universal Entertainment and consultant fee	14,665	16,663	12.0%
Depreciation and amortization	26,186	26,458	1.0%
Other	25,209	30,551	17.5%

Total costs and operating expenses	163,552	190,708	14.2%

Operating income	61,023	71,609	(14.8)%

Non-operating expense, net	23,696	24,431	3.0%

Net income	37,327	47,178	(20.9)%

Less: net income attributable to the noncontrolling interest in UCRP	197	268	26.5%

Net income attributable to the Partners	$37,130	$46,910	(20.8)%

Paid Theme Park Admissions decreased 11% during the third quarter of 2009 compared to the third quarter of 2008, which we believe was primarily due to the downturn in the global economy. Also during the third quarter of 2009, our domestic market experienced high-single digit percentage attendance declines compared to the prior year, while our international market experienced mid-teen digit percentage attendance declines. This lower volume, when coupled with a 2% drop in total per capita spending, resulted in a $37.7 million, or 14%, decrease in our total Operating Revenue versus the same period of 2008. Theme Park Pass Revenue Per Paid Admission increased 2% as a result of selective price changes to maximize yield. Theme Park Food, Beverage and Merchandise Revenue Per Turnstile Admission decreased 9% primarily due to lower guest spending. Other Theme Park Related Revenue Per Turnstile Admission decreased 3% as demand for our Universal Express Plus product was negatively impacted by the lower volume. As compared to the third quarter of 2008, our Other Revenue category was unfavorable by $11.4 million, or 28%, primarily due to $5.9 million in lower rental income from the three on-site hotels as well as $3.3 million in reduced sales at our travel company. Both of these items were adversely impacted by the reduced attendance levels.

Theme Park Operations was favorable by $3.7 million largely due to decreased maintenance, entertainment and operational costs resulting from our reduced attendance levels and management’s cost savings initiatives. Theme Park Selling, General and Administrative was favorable by $9.0 million, or 24%, due to reductions in marketing spend and management’s cost savings initiatives impacting departments throughout the Company. When compared to the third quarter of 2008, Theme Park Cost of Products Sold decreased 21% during the third quarter of 2009, which correlates to the decrease in Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue of 16% and 19%, respectively. Similarly, Special Fee Payable to Vivendi Universal Entertainment and Consultant Fee decreased 12%, which corresponds to the decrease in Total Operating Revenue of 14%. Other costs and operating expenses was favorable by $5.3 million principally due to reduced operating costs of $2.3 million and $1.6 million at our travel company and CityWalk, respectively. These reduced operating costs correlate to the lower revenues resulting from the unfavorable attendance trends as discussed previously. Non-operating Expenses was slightly favorable due to changes in the fair value of our interest rate swaps, which were offset partially by reduced interest income and lower income from our investments in unconsolidated joint ventures.

Nine Months Ended September 27, 2009 Compared to Nine Months Ended September 28, 2008 (in thousands except per capita amounts and percentages):

	Nine Months Ended		% Change
	September 27, 2009	September 28, 2008	Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	7,046	8,228	(14.4)%
Turnstile theme park admissions	7,705	8,838	(12.8)%
Theme park pass revenue per paid admission	$44.15	$42.40	4.1%
Theme park food, beverage and merchandise revenue per turnstile admission	17.65	18.97	(7.0)%
Other theme park related revenue per turnstile admission	8.29	9.08	(8.7)%

Statement of operations data:
Operating revenues:
Theme park pass revenue	$311,072	$348,846	(10.8)%
Theme park food and beverage	72,357	88,165	(17.9)%
Theme park merchandise	63,664	79,499	(19.9)%
Other theme park related	63,841	80,242	(20.4)%
Other	93,172	114,738	(18.8)%

Total operating revenues	604,106	711,490	(15.1)%

Costs and operating expenses:
Theme park operations	127,244	135,266	5.9%
Theme park selling, general and administrative	92,865	122,370	24.1%
Theme park cost of products sold	70,017	88,526	20.9%
Special fee payable to Vivendi Universal Entertainment and consultant fee	38,568	45,107	14.5%
Depreciation and amortization	79,015	83,861	5.8%
Other	77,209	95,773	19.4%

Total costs and operating expenses	484,918	570,903	15.1%

Operating income	119,188	140,587	(15.2)%

Non-operating expense, net	71,263	70,461	(1.1)%

Net income	47,925	70,126	(31.7)%

Less: net income attributable to the noncontrolling interest in UCRP	1,409	1,882	25.1%

Net income attributable to the Partners	$46,516	$68,244	(31.8)%

Paid Theme Park Admissions decreased 14% during the first nine months of 2009 compared to the same period of 2008. As discussed previously, we believe this was driven by the downturn in the global economy and, to a lesser extent, the two extra days in 2008 compared to 2009. On a year-to-date basis  in 2009, both our domestic and international markets experienced mid-teen percentage attendance declines relative to the comparable period of the prior year. Accordingly, our total Operating Revenue decreased $107.4 million, or 15%. Overall total per capita spending in the first nine months of 2009 was consistent with the first nine months of 2008. Theme Park Pass Revenue Per Paid Admission increased 4% as a result of selective price changes to maximize yield. Theme Park Food, Beverage, and Merchandise Revenue Per Turnstile Admission decreased 7% primarily due to lower guest spending. Other Theme Park Related Revenue Per Turnstile Admission decreased 9%, principally due to a decrease in corporate special events revenue of $9.5 million and $3.3 million in reduced guest spending on our Universal Express Plus product, which typically decreases in periods of lower attendance. As compared to the first nine months of 2008, our Other Revenue category was unfavorable $21.6 million, or 19%, as reduced volume resulted in $7.4 million in lower revenue from our travel company, $7.3 million in lower revenue from our CityWalk operations, and $6.1 million in reduced rental income from the three on-site hotels.

Theme Park Operations was favorable by $8.0 million largely due to decreased maintenance, entertainment and operational costs resulting from our reduced attendance levels and management’s cost savings initiatives. Theme Park Selling, General and Administrative was favorable by $29.5 million, or 24%, due to reductions in marketing spend and management’s cost savings initiatives impacting departments throughout the Company. When compared to the first nine months of 2008, Theme Park Cost of Products Sold decreased 21% during the same period of 2009, which correlates to the decrease in Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue of 18% and 20%, respectively. Similarly, Special Fee Payable to Vivendi Universal Entertainment and Consultant Fee decreased 15%, which corresponds to the decrease in Total Operating Revenue of 15%. Compared to the first nine months of 2008, Other Costs and Operating Expenses was favorable $18.6 million, or 19%, due to reduced operating costs of $4.2 million relating to the lower number of corporate special events, in addition to reduced operating costs at our travel company and CityWalk of $5.7 million and $4.8 million, respectively. These reduced operating costs correlate to the lower revenues from each of these areas as discussed previously. Non-operating Expenses was unfavorable by $0.8 million compared to 2008 as higher interest expense resulting from the amendment of our senior secured credit agreement in July 2008 combined with reduced interest income and lower income from our investments in unconsolidated joint ventures. These items were partially offset by favorable changes in the fair value of our interest rate swaps.

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

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net cash and cash equivalents provided by operating activities	$88,653	$97,325	$161,910	$197,754

Adjustments:
Interest expense	26,043	26,096	77,239	75,797
Interest income	(69)	(920)	(158)	(2,520)
Amortization of deferred finance costs	(2,390)	(1,966)	(7,169)	(4,549)
Distributions from investments in unconsolidated entities	(1,225)	(772)	(2,540)	(2,504)
Income from investments in unconsolidated entities	272	745	1,601	2,816
Deferred special fee and interest payable to affiliates	(759)	(1,409)	(2,237)	(3,773)
Accretion of bond discount	(209)	(209)	(624)	(625)
Interest on financing obligations	(539)	(596)	(1,797)	(1,773)
Income attributable to the noncontrolling interest in UCRP	(197)	(268)	(1,409)	(1,882)
Change in working capital	(22,296)	(19,482)	(26,421)	(33,359)

EBITDA	$87,284	$98,544	$198,395	$225,382

The following is a reconciliation of net income attributable to the Partners to EBITDA (in thousands):
	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net income attributable to the Partners	$37,130	$46,910	$46,516	$68,244

Adjustments:
Interest expense	26,043	26,096	77,239	75,797
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	(2,006)	-	(4,217)	-
Depreciation and amortization	26,186	26,458	79,015	83,861
Interest income	(69)	(920)	(158)	(2,520)

EBITDA	$87,284	$98,544	$198,395	$225,382

Liquidity and Capital Resources

Cash flows

The following table summarizes key aspects of our cash flows (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008

Net cash and cash equivalents provided by operating activities	$161,910	$197,754

Net cash and cash equivalents used in investing activities	100,716	95,901

Cash paid for capital expenditures	102,770	98,037

Net cash and cash equivalents used in financing activities	67,454	15,712

During the nine months ended September 27, 2009 and September 28, 2008, net cash provided by operating activities was $161.9 million and $197.8 million, respectively. This decrease in cash flow from operations of $35.8 million was largely due to the reduction in working capital of $6.9 million and the decrease in net income of $22.2 million, as discussed previously. The reduction in our working capital was chiefly driven by $7.8 million in reduced cash receipts from our guests as compared to 2008.

Net cash used in investing activities for the nine months ended September 27, 2009 and September 28, 2008, totaled $100.7 million and $95.9 million, respectively. For both years, the amount consisted primarily of capital expenditures. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles.

We estimate our capital expenditures, excluding capitalized interest, to be approximately $120.0 million during 2009. Our capital expenditures in excess of the amount permitted by the capital covenant in our senior secured credit agreement will be funded through partner equity contributions made in 2008. A large portion of this cost relates to the design and construction of the Hollywood Rip Ride RockitSM coaster, which opened in summer 2009, and The Wizarding World of Harry PotterSM themed area which we anticipate opening in spring 2010. We estimate our total anticipated capital investment in The Simpsons RideTM, which opened in May 2008, and the two attractions discussed above will range from $275.0 million to $310.0 million. This includes all capital expenditures to build these attractions except capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

During the nine months ended September 27, 2009 and September 28, 2008, net cash used for financing activities was $67.5 million and $15.7 million, respectively. The current year amount is comprised principally of $33.4 million in distributions made to the Partners for their respective tax liabilities resulting from our net income in 2008, $26.2 million in distributions made to Holdings primarily to fund its interest payments, and $5.8 million in payments on our capital lease and financing obligations. The prior year amount consists primarily of $25.5 million in distributions to Holdings to fund its interest payments, $11.6 million in distributions to the Partners for their respective tax liabilities resulting from our net income in 2007, and $4.7 million in payments on our capital lease and financing obligations. The total of these items was offset partially by $28.7 million in contributions from the Partners in order to partially fund our capital expenditures and satisfy the capital covenant in our senior secured credit agreement.

Financial position

The following table summarizes key aspects in our financial position and liquidity (in thousands):
	As of
	September 27, 2009	December 31, 2008

Cash and cash equivalents	$81,538	$87,798

Unused portion of revolving credit facilities	100,000	100,000

Current portion of long-term borrowings, capital lease and financing obligations	1,012,905	5,822

Total long-term obligations (1)	119,609	1,127,856

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations, and long-term deferred special fees.

At September 27, 2009, our total debt was $1,008.6 million, which included $499.6 million outstanding under the bonds due in April 2010 ($500.0 million, net of a remaining discount of $0.4 million) and $509.0 million outstanding under the term loan component of our senior secured credit agreement. At September 27, 2009, we also had $181.5 million in cash and cash equivalents and unused revolving credit, consisting of $81.5 million in cash and cash equivalents and $100.0 million available under our revolving credit facilities. Our senior secured credit agreement and bonds contain certain customary limitations. We believe we were in compliance with all financial covenants as of September 27, 2009. The April 2010 notes are due in 2010, while our senior secured credit agreement calls for quarterly principal installments of 0.25% with the remainder due on June 6, 2011. During 2006, we made a voluntary prepayment in the amount of $30.0 million, effectively prepaying all of the principal amounts that would have been due up until the maturity date. As a result of the amendment in July 2008, the term loan component under our senior secured credit agreement is repayable in full on April 1, 2010, if the April 2010 notes and Holdings’ May 2010 notes are not refinanced or repaid in full prior to such date. It is highly unlikely that we will be able to generate enough cash to pay these balances in full prior to the specified due dates which would then necessitate refinancing these balances. Furthermore, our access to capital markets and our ability to issue various securities to raise capital could be affected by further reductions in our bond ratings, which were downgraded in the first quarter of 2009. Specifically, the downgrades in our bond rating could result in increased interest rates or other incremental borrowing costs when we attempt to refinance our debt.

As a result of our financial position discussed above, we currently are pursuing alternatives to address the maturity of the April 2010 notes and the Holdings May 2010 notes.  The alternatives may include additional term loan borrowings under our existing senior secured credit agreement, reductions in the amount of our revolving borrowing availability thereunder and the offering by UCDP of new senior and/or senior subordinated notes for cash, with the intention of any such transactions being to refinance the April 2010 notes and the Holdings May 2010 notes.  The proceeds of any such refinancing would be expected to be used by UCDP to purchase, redeem or otherwise retire all of its April 2010 and to pay dividends and deferred special fees to UCDP's direct parent companies in a sufficient amount so that they can purchase, redeem or otherwise retire all of the May 2010 notes and to pay fees and expenses related to the refinancing.  The timing, structure and completion of any refinancing transaction will depend on market conditions. There can be no assurance of the timing of any refinacing transaction or that it will be successfully completed.

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

On October 18, 2009, we amended our Consultant Agreement (the “2009 Amendment”). Under the existing Consultant Agreement, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate our obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant is precluded from competing or consulting with another theme park for a period of five years and allows us the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment establishes a formula-based method to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable park, the four contemplated are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The 2009 Amendment also provides the Consultant a second-priority lien over UCDP's real and tangible personal property to secure our periodic and one-time payment obligations and caps our ability to incur secured borrowings to an amount equal to the greater of $975 million and 3.75x UCDP’s EBITDA. In connection with the 2009 Amendment, NBCU will guarantee our obligations under the Consultant Agreement and we amended our partnership agreement to increase the special fee paid thereunder through 2017 from 5.0% to 5.25%. The effectiveness of the 2009 Amendment, the related guarantee and the amendment to our partnership agreement are each subject to certain conditions, including consent of the requisite lenders under our existing senior secured credit facilities.

We believe that funds generated from operations and our available borrowing capacity will be adequate to fund our debt service requirements, capital expenditures and working capital requirements up to, but not including, April 1, 2010, which is the early maturity date on the term loan component of our senior secured credit agreement. Although we believe that our current financial position and financing options will provide flexibility in financing activities and permit us to respond to changing conditions, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the revolving credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of unfavorable events. For more information, see Item 1A. Risk Factors – Risks Related to Our Indebtedness in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Special fees

Under UCDP’s partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee is calculated at 5% of certain gross operating revenues, as defined in the UCDP partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. Subsequent to our refinancings in December 2004, the most restrictive quarterly covenant for payment of the special fee is a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the senior secured credit agreement). These ratios were met as at each quarter end throughout the period from December 31, 2008 to June 28, 2009. Accordingly, during the three and nine months ended September 27, 2009, we paid fees of $9.1 million and $24.8 million, respectively, to Vivendi Universal Entertainment. As these ratios were also met as of September 27, 2009, a payment of $9.8million in special fees will be made during the fourth quarter of 2009. At September 27, 2009 and December 31, 2008, respectively, our consolidated balance sheet included $9.8million and $8.9 million classified as current liabilities related to the current portion of the special fees payable to Vivendi Universal Entertainment. Additionally, at September 27, 2009 and December 31, 2008, our consolidated balance sheet included $94.2 million and $92.0 million, respectively, in long-term deferred special fees payable to Holdings.

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

Item3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2009	2010	2011	2012	2013	Total	Fair value
Debt:

Fixed rate debt	$—	$500,000	$—	$—	$—	$500,000	$500,000

Average rate	n/a	11.75%	n/a	n/a	n/a

Variable rate debt	$—	$509,000	$-	$—	$—	$509,000	$498,820

Average interest rate (1)	n/a	7.04%	n/a	n/a	n/a

Total gross debt	$—	$1,009,000	$-	$—	$—	$1,009,000	$998,820

            (1) Includes impact of interest rate swaps.

The following table is a schedule of our interest rate swap agreements including notional amounts, weighted average interest rates by expected maturity dates and fair value (in thousands):

	2009	2010	2011	2012	2013	Total	Fair value
Interest Rate Swap:

Variable to Fixed	$325,000	$-	$-	$-	$-	$325,000	$(1,495)

Average pay rate	4.63%	n/a	n/a	n/a	n/a	n/a	n/a

Average receive rate	0.62%	n/a	n/a	n/a	n/a	n/a	n/a

Fixed to Variable	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Average pay rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Average receive rate	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Total notional amounts	$325,000	$-	$-	$-	$-	$325,000	$(1,495)

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we have $184.0 million of unhedged variable rate debt as of September 27, 2009. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $1.8 million. The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary. We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to satisfy their obligations under the contracts. For more information about our interest rate swaps see Note 6 to the consolidated financial statements of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item4.	Controls and Procedures

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item1.	Legal Proceedings

See Note 8 in Part I — Item 1. Financial Statements in this document for a detailed description of current legal proceedings.

Item1A.	Risk Factors

The following risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, are hereby being updated as a result of the October 18, 2009 amendment to the Consulting Agreement as described in note 9 to our consolidated financial statements contained in “Item1. Financial Statements”.  References in this “Risk Factors” section to the Consultant Agreement refer to the Consultant Agreement as amended. As described in note 9 to our consolidated financial statements contained in “Item1. Financial Statements”, the effectiveness of the amendment to the Consulting Agreement is subject to the satisfaction of certain conditions.  In the event that these conditions are not satisfied and the amendment to the Consulting Agreement does not become effective, we refer to you the risks originally described in our Annual Report on Form 10-K for the year ended December 31, 2008.  The following risks are in addition to the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our quarterly report on Form 10-Q for the quarter ended March 29, 2009.

Our ability to refinance our debt obligations could be adversely impacted by the Consultant’s right, starting in June2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment.

We have an agreement (the “Consultant Agreement”) with a Consultant (as defined in note 8 to our consolidated financial statements contained in “Item1. Financial Statements”) under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. The Consultant Agreement also provides that the Consultant is entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme park that is a comparable project is Universal Studios Japan in Osaka, Japan, which is not owned by us. The amount of fees paid by Universal Studios Japan to the Consultant have historically been between 70% and 80% of the fees paid to the Consultant by us.  Fees with respect to Universal Studios Japan are paid by an affiliate of Vivendi Universal Entertainment and are not paid by UCDP. In addition to the existing comparable park, there are four contemplated comparable parks which are vested immediately for purposes of the consulting fee payments and it is possible that other comparable projects will be created in the future that would fall under the Consultant Agreement. In fiscal years 2008, 2007 and 2006, the fees paid by us to the Consultant under the Consultant Agreement were approximately $19.6 million, $19.6 million and $18.1 million, respectively. The Consultant will have a lien on certain of our assets to secure his interests under the Consultant Agreement.  Under the terms of the May 2010 notes, the April 2010 notes and our senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. The existence of this permitted lien is likely to make refinancing more difficult.

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right upon 90 days’ notice to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the ongoing revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that have been opened at that time for at least one year, which amounts could be significant. The amount of such cash payment would be determined in a manner that includes fees paid with respect to Universal Studios Japan and any other comparable parks that may open.  Because this could increase the size of such cash payment even if a portion of such cash payment is not our responsibility in the first instance, it could make the financing of any such payment more difficult. In addition, the Consultant Agreement limits the amount of secured debt we may incur to the greater of $975.0 million and 3.75 times our EBITDA (as defined in our senior secured debt documents).  Accordingly, we may not be able to refinance our existing debt on a secured basis or the payment to the Consultant.  This could make any financing in the future more difficult. We cannot predict whether the Consultant will exercise his payment option or the timing of any such decision.  Due to uncertainties in the amount and timing of such cash payment and our ability to make such a cash payment and the limits on our ability to incur additional senior secured debt, our ability to refinance our senior secured credit agreement and April 2010 notes (or Holdings’ ability to refinance the May 2010 notes), and our ability to incur future indebtedness is likely to be adversely impacted by this right of the Consultant (for more information about the Consultant Agreement, see notes 8 and 9 to our consolidated financial statements contained in “Item1. Financial Statements”).

Our debt agreements and the Consultant Agreement contain restrictions that limit our flexibility in operating the business.

Our senior secured credit agreement and the indenture under which our April 2010 notes are issued (see note 5 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” in our annual report on Form 10-K for the year ended December 31, 2008) contain a number of significant covenants that, among other things, restrict our ability to:
•	incur additional indebtedness;

•	create liens on our assets;

•	issue dividends;

•	engage in mergers or acquisitions; and

•	make investments.

These restrictive covenants may not allow us the flexibility we need to operate the business in an effective and efficient manner and may prevent us from taking advantage of strategic opportunities that would benefit our business or addressing the effects of the global recession and liquidity crisis in the financial markets.

In addition, we are required under our senior secured credit agreement to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, including the current recessionary economic environment, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our senior secured credit agreement and the lenders could elect to declare all amounts borrowed under our senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our senior secured credit agreement. If any of our indebtedness were to be accelerated, our consolidated assets may not be sufficient to repay in full that indebtedness. In addition, as described above, the terms of the Consultant Agreement limit our ability to incur existing or subsequent senior secured debt.  In light of the current global economic recession and liquidity crisis in the financial markets, we would have difficulty finding alternative financing.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the April 2010 notes. In addition, we are highly leveraged and have substantial debt service obligations.

As of December 31, 2008, the April 2010 notes were effectively subordinated to $509.0 million of secured indebtedness under our amended and restated senior secured credit facilities and $239.8 million of payables and other liabilities. An additional $100.0 million is available for future borrowings under the revolving portion of the amended and restated senior secured credit facilities and, in addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time, all of which would be secured and effectively senior to our noteholders. Furthermore, the Consultant will have a lien on certain of our assets to secure his interests under the Consultant Agreement.  As a result of the foregoing, we are highly leveraged. This level of indebtedness could have important consequences to you, including the following:
•	it may limit our ability to borrow money for working capital, capital expenditures, acquisitions, debt service requirements and general corporate or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable than less leveraged companies to a downturn in our business or the economy;

•	the debt service requirements of our indebtedness could make it more difficult to generate cash;

•
a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Our substantial debt could have other important consequences to you. For example, our failure to comply with the restrictive covenants in the indenture governing the April 2010 notes, which limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

Despite our substantial indebtedness, we may still incur significantly more debt. Moreover, we may incur a significant amount of additional secured indebtedness. This could exacerbate the risks described above.

The terms of the indenture governing the April 2010 notes and the senior secured credit agreement permit us to incur significant additional indebtedness in the future. As of December 31, 2008, we had $100.0 million available for additional borrowing under the revolving credit portion of the senior secured credit facilities. In addition, we may borrow up to $200.0 million of uncommitted incremental term loans from time to time. All of those borrowings are effectively senior to the April 2010 notes. Furthermore, the Consultant will have a lien on certain of our assets to secure his interests under the Consulting Agreement and the April 2010 notes are effectively subordinated to his interests to the extent of the value of those assets.  If new debt is added to our current debt levels, this will increase the risks described above. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the April 2010 notes.

If we are unable to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, we may be required to re-theme certain rides and attractions, which will be expensive and time consuming. In addition, if there is an uncured event of default under certain of our intellectual property agreements and such agreements are terminated, we may suffer negative consequences such as acceleration of payments due thereunder.

The use of themed elements in our rides and attractions is dependent upon our obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect our existing intellectual property rights may result in the loss of those rights or require us to make significant additional payments to third parties for infringing their intellectual property rights. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditures. Any of those actions could negatively impact our results of operations, name recognition and growth prospects. In addition, if there was an event of default that we failed to cure under one of our intellectual property agreements and such agreement was terminated, we may become subject to accelerated payments. For example, the WB Agreement is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by Vivendi Universal Entertainment or its affiliates, the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following such sale or change in control, we will no longer be managed by NBCU. In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then The Wizarding World of Harry PotterTM, Jurassic Park®, Seuss LandingTM and Marvel Super Hero Island® and other themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately. In addition, we license various elements based on The SimpsonsTM, including certain characters under the Fox Agreement from Twentieth Century Fox Licensing & Merchandising (“Fox”). The Fox Agreement would be terminable in the event of our breach, or in certain cases following a change of control to which Fox did not consent. If Fox were to terminate the Fox Agreement, payments due with respect to the remaining term of the Fox Agreement will continue to be due and payable as and when they would have become due and payable, except that if the breach is a result of a change of control, then 50% of such remaining payments allocated to us shall be due and payable as and when they would have become due and payable. See “Item 1. Business—Intellectual property” in our annual report on Form 10-K for the year ended December 31, 2008.

Risks related to our reliance on Vivendi Universal Entertainment and its affiliates, including our use of the “Universal” name and certain intellectual property.

Our continued use of the “Universal” name and our future access to new intellectual property from the Universal License Parties is dependent on there not being a change of control as defined under the Universal License Agreement. In addition, a change of control could have other negative consequences for us, including potential termination of the WB Agreement, acceleration of payments due under certain of our license agreements and the loss of significant benefits we enjoy from our relationship with certain of our affiliates. Accordingly, a change of control under our license agreements could impair our name recognition and growth prospects and negatively impact our results of operations.

We license the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1. Business—Intellectual property” in our annual report on Form 10-K for the year ended December 31, 2008. Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after the occurrence of certain change of control events (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under the Universal License Agreement, a change of control is described as when (a) Universal CPM is no longer a wholly owned subsidiary of USI, Vivendi Universal Entertainment, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under our license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the April 2010 notes and the May 2010 notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Our right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us, subject to third party contractual limitations, until the later of the expiration or termination of the WB Agreement in accordance with its terms or, if sooner, the date that neither we nor a permitted successor or assign is a party to the WB Agreement, or the date such intellectual property rights would otherwise cease to be licensed to us. The Universal License Parties are required to continue to license those intellectual properties that are currently licensed to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect, and we continue to operate our theme parks at a substantially similar standard, even if the Universal License Parties no longer have an ownership interest in us. However, in a situation where Blackstone or a third party unaffiliated with the Universal License Parties acquires all of the partnership interests in us, the Universal License Parties are not required to grant us a license to any new intellectual property rights that they may acquire in the future that may be or become useful or necessary for the operation of our theme parks. Our inability to acquire proprietary and creative elements for possible new attractions could impair the growth prospects of our theme parks. The Universal License Parties could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with the Universal License Parties acquired all of the partnership interests in us, and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time, and may not be able to continue operating our theme parks at all. In addition, the WB Agreement is terminable if the Universal License Parties fail to remain involved either as a 50% owner or through certain license arrangements, unless WB consents to the assignment or the entity to which Universal’s Islands of Adventure or our partnership interests are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of our theme parks. In the event of termination by WB due to our default or a sale of Universal’s Islands of Adventure or a change of control of us for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the WB Agreement will be accelerated and due immediately.

We also rely on Vivendi Universal Entertainment and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Vivendi Universal Entertainment provides creative services in relation to development of our rides and attractions. Most of our insurance is arranged by GE through global programs for its businesses via licensed insurers issuing enforceable policies. We have numerous other arrangements with affiliates of Vivendi Universal Entertainment and, indirectly, NBC Universal and GE, which provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Vivendi Universal Entertainment gains control of us pursuant to the right of first refusal or otherwise. For a better understanding of these arrangements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our annual report on Form 10-K for the year ended December 31, 2008. Although Vivendi Universal Entertainment is required by the terms of the partners’ agreement to provide us with the same level of services for a transitional twelve-month period if Blackstone were to acquire all of our partnership interests in us pursuant to the right of first refusal, there can be no guarantee that Vivendi Universal Entertainment and Blackstone will reach agreement regarding the provision of such services beyond this twelve-month period or that Blackstone will thereafter find a third party with the experience and expertise to provide comparable services to those provided by Vivendi Universal Entertainment and its affiliates. In addition, the costs of the services currently provided by Vivendi Universal Entertainment may be significantly more expensive if they were purchased from a third party.

A change of control in us could impair our continued use of the “Universal” name and our future access to new intellectual property rights, terminate or accelerate payments under the WB Agreement and reduce or increase the cost of the benefits we enjoy from our relationships with certain affiliates, thus negatively impacting our name recognition, our growth prospects and our results of operations. In addition, we face risks related to a change of control under certain of our business agreements.

The following risk is in addition to the other risks described above and in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our quarterly report on Form 10-Q for the quarter ended March 29, 2009.

The use of, and ability to create derivative works from, copyrighted material is important in our business.  If an author claims a right to terminate a copyright for a work from which we have created derivative works for use in our business, our ability to create new derivative works from any such work in the future could be compromised or the costs we incur to preserve our rights to continue to create derivative works from any such work could increase.

Copyright is the right to prevent others from copying protected expression in a work of authorship. Under the U.S. Copyright Act, the owner of a copyright enjoys a number of rights, including the right to prepare derivative works based upon the copyrighted work.  Bona fide individual authors and their heirs have a statutory right to terminate their earlier assignments and licenses in certain copyrighted works by sending notice within a statutorily-defined window of time.  The timing requirements with respect to such notice period mean that notice is required years in advance of the statutory termination date.  For example, we license our rights to the Incredible Hulk (“Hulk”) from Marvel and we are aware that the estate of Jack Kirby (the “Kirby Estate”) has claimed a right to terminate rights that allegedly were granted by Jack Kirby to Marvel Entertainment, Inc. or its predecessor ("Marvel") for the Hulk.  If the Kirby Estate is successful in its claim of termination, such termination would only be effective after 2018.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item3.	Defaults upon Senior Securities

Not applicable.

Item4.	Submission of Matters to a Vote of Security Holders

None.

Item5.	Other Information

None.

Item6.	Exhibits.

a) Exhibits

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: October 20, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UCDP FINANCE, INC.

Date: October 20, 2009	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer