Form 10-Q
period 2010-09-26
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2010-11-05
CIK 1262449, 1262450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-108661-01

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 5, 2010, there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd., and is utilized  for the sole purpose of acting as a co-issuer of the Registrants’ 8 7/8% senior notes due 2015 and 10 7/8% senior subordinated notes due 2016. UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. UCDP Finance, Inc. met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 26, 2010	December 31, 2009

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$174,147	$45,157
Accounts receivable, net	27,733	25,144
Receivables from related parties	371	1,137
Inventories, net	53,466	42,984
Prepaid expenses and other assets	12,014	8,989
Assets held for sale	16,186	16,186

Total current assets	283,917	139,597

Property and equipment, at cost:
Land and land improvements	488,939	480,181
Buildings and building improvements	1,504,169	1,402,938
Equipment, fixtures and furniture	1,323,630	1,154,187
Construction in process	10,961	220,890

Total property and equipment, at cost:	3,327,699	3,258,196
Less accumulated depreciation	(1,606,704)	(1,521,620)

Property and equipment, net	1,720,995	1,736,576

Other assets:
Investments in unconsolidated entities	9,353	9,920
Intangible assets, net	48,728	51,188
Deferred finance costs, net	21,986	24,600
Other assets	8,009	7,723

Total other assets	88,076	93,431

Total assets	$2,092,988	$1,969,604

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	September 26, 2010	December 31, 2009

(In thousands)
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$138,337	$114,936
Unearned revenue	77,214	41,825
Due to related parties	28,981	13,107
Current portion of capital lease and financing obligations	5,005	5,098
Current portion of long-term borrowings	6,750	9,000

Total current liabilities	256,287	183,966

Long-term liabilities:
Long-term borrowings	1,487,346	1,495,730
Capital lease and financing obligations, net of current portion	24,607	27,415
Other	7,278	7,482

Total long-term liabilities	1,519,231	1,530,627

Equity:
Partners’ equity:
Vivendi Universal Entertainment	156,030	124,528
Blackstone	156,030	124,528

Total Partners’ equity	312,060	249,056
Noncontrolling interest in UCRP	5,410	5,955

Total equity	317,470	255,011

Total liabilities and equity	$2,092,988	$1,969,604

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

(In thousands)
Operating revenues:
Theme park tickets	$190,259	$120,056	$405,892	$311,072
Theme park food and beverage	43,411	27,311	88,936	72,357
Theme park merchandise	48,693	23,860	92,957	63,664
Other theme park related	33,017	23,322	72,453	63,841
Other	48,187	30,026	109,396	93,172

Total operating revenues	363,567	224,575	769,634	604,106

Costs and operating expenses:
Theme park operations	54,034	43,523	145,647	127,244
Theme park selling, general and administrative	42,229	28,620	143,641	92,865
Theme park cost of products sold	42,625	25,349	90,744	70,017
Special fee payable to Vivendi Universal Entertainment and consultant fee	24,431	14,665	51,232	38,568
Depreciation and amortization	32,029	26,186	87,655	79,015
Other	41,227	25,209	98,745	77,209

Total costs and operating expenses	236,575	163,552	617,664	484,918

Operating income	126,992	61,023	151,970	119,188

Other expense (income):
Interest expense	30,022	26,043	86,384	77,239
Interest income	(85)	(69)	(122)	(158)
Expenses associated with debt refinancing	-	-	3,310	-
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	-	(2,006)	-	(4,217)
Income from investments in unconsolidated entities	(714)	(272)	(1,717)	(1,601)

Total other expense, net	29,223	23,696	87,855	71,263

Net income	97,769	37,327	64,115	47,925

Less: net income attributable to the noncontrolling interest in UCRP	505	197	1,457	1,409

Net income attributable to the Partners	$97,264	$37,130	$62,658	$46,516

Net income	$97,769	$37,327	$64,115	$47,925
Other comprehensive income:
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	-	1,139	-	3,464
Total other comprehensive income	-	1,139	-	3,464
Comprehensive income	97,769	38,466	64,115	51,389
Less: net income attributable to the noncontrolling interest in UCRP	505	197	1,457	1,409
Comprehensive income attributable to the Partners	$97,264	$38,269	$62,658	$49,980

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	UCDP's Partners
	Vivendi Universal Entertainment	Blackstone	Noncontrolling interest in UCRP	Total Equity

(In thousands)
Balance at December 31, 2009	$124,528	$124,528	$5,955	$255,011

Distributions to noncontrolling interest in UCRP	-	-	(2,002)	(2,002)
Contributions from Holdings	173	173		346
Net income	31,329	31,329	1,457	64,115

Balance at September 26, 2010	$156,030	$156,030	$5,410	$317,470

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	September 26, 2010	September 27, 2009
(In thousands)
Cash flows from operating activities

Net cash and cash equivalents provided by operating activities	$247,749	$161,910

Cash flows from investing activities
Property and equipment acquisitions	(94,020)	(102,770)
Proceeds relating to capital reimbursements	-	2,054

Net cash and cash equivalents used in investing activities	(94,020)	(100,716)

Cash flows from financing activities
Payment of Partner distributions for tax liability	-	(33,368)
Payment of distributions	-	(26,186)
Receipt of contributions from Holdings	346	-
Distributions to noncontrolling interest in equity of UCRP	(2,002)	(2,078)
Payments on long-term borrowings, capital lease and financing obligations	(14,518)	(5,822)
Payments of financing costs	(8,565)	-

Net cash and cash equivalents used in financing activities	(24,739)	(67,454)

Net increase (decrease) in cash and cash equivalents	128,990	(6,260)
Cash and cash equivalents at beginning of period	45,157	87,798

Cash and cash equivalents at end of period	$174,147	$81,538

Supplemental disclosures of noncash information
Capital lease and financing obligations	$875	$-

Decrease in accrued liabilities associated with capital expenditures	25,281	5,529

Decrease in interest rate swap liability	-	7,681

Disposal of fully depreciated assets	111	5,942

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 26, 2010
(Unaudited)

1. General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the notes thereto, filed with the Securities and Exchange Commission under cover of Form S-4/A.

The accompanying unaudited condensed consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. ( “UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc. ("UCDP Finance"); Universal Orlando Online Merchandise Store ("UOOMS"); and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), the Company’s ultimate owners, each having a 50% interest, are Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (collectively, the “Partners”).  Universal CPM is a wholly owned subsidiary of Vivendi Universal Entertainment LLLP (“Vivendi Universal Entertainment” or “VUE”), an affiliate of Universal Studios, Inc. (“USI”), which is an indirect subsidiary of NBC Universal, Inc. (“NBCU”).

Period End

The three months ended September 26, 2010 and September 27, 2009 each contained 91 days. The nine months ended September 26, 2010 contained 269 days, while the nine months ended September 27, 2009 contained 270 days.

Seasonality and other factors impacting comparability

Based on the seasonality of attendance, the results for the three and nine months ended September 26, 2010 and September 27, 2009 are not necessarily indicative of results for the full year. Additionally, on June 18, 2010, the Company opened The Wizarding World of Harry PotterTM, a sixth-themed island within Universal’s Islands of Adventure. Accordingly, the operating results and cash flows for the three and nine months ended September 26, 2010 were impacted by this event.

Inventories

The major components of inventories are as follows (in thousands):

	September 26, 2010	December 31, 2009

Merchandise	$18,554	$10,951
Food and beverage	3,795	3,293
Operating supplies and maintenance parts	33,339	30,862
Less: reserves	(2,222)	(2,122)

Total	$53,466	$42,984

Intangible Assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over periods ranging from 9 to 20 years, which have a weighted-average amortizable life of 13 years. Intangible assets totaled $48,728,000 and $51,188,000, respectively, as of September 26, 2010 and December 31, 2009. This included $13,723,000 and $11,263,000 in accumulated amortization, respectively, as of September 26, 2010 and December 31, 2009. Amortization expense amounted to $1,408,000 and $405,000, respectively, during the three months ended September 26, 2010 and September 27, 2009, and $2,460,000 and $1,362,000, respectively, during the nine months ended September 26, 2010 and September 27, 2009. Amortization of existing intangible assets will be approximately $3,872,000 for 2010 and $5,646,000 for each of the following four years.

Change in Estimate

Due to the construction and renovation of new rides and attractions, portions of existing rides and attractions will be disposed of prior to their original estimated useful life. As a result, depreciation of the existing rides and attractions will be accelerated to reflect their remaining useful life. For the three months ended September 26, 2010 and September 27, 2009, the Company incurred additional depreciation expense of $609,000 and $956,000, respectively, related to accelerating the life of various ride and show assets. Similarly, during the nine months ended September 26, 2010 and September 27, 2009, the Company incurred additional depreciation expense of $2,235,000 and $2,809,000, respectively, relating to accelerating the life of various ride and show assets.

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	September 26, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term borrowings (including current portion)	$1,494,096	$1,550,904	$1,504,730	$1,521,188

Recent Accounting Pronouncements

In June 2009, the FASB issued revisions to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. As such, the guidance became effective for the Company on January 1, 2010. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it did not result in the additional consolidation or deconsolidation of any variable interest entities.

2. Long-Term Borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	September 26, 2010	December 31, 2009

Renewed senior secured credit facilities	(1)	November 6, 2014	$891,000	$900,000
2015 notes	8.875%	November 15, 2015	400,000	400,000
2016 notes	10.875%	November 15, 2016	225,000	225,000

Gross principal payable			1,516,000	1,525,000
Unamortized discounts			(21,904)	(20,270)

Total debt			$1,494,096	$1,504,730

(1)
The interest rate on the term loans of the renewed senior secured credit facilities is either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans.

The term loans under the renewed senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of the Company’s excess cash flow for each fiscal year on or after December 31, 2010.  As of September 26, 2010 the Company is unable to determine what 50% of the excess cash flow will be.  Therefore, amounts which may become payable within the next 12 months remain classified as long-term borrowings.

On April 30, 2010, the Company amended its renewed senior secured credit facilities (the “2010 Amendment”). The 2010 Amendment resulted in a reduction of the interest rate provisions of the Company’s $891,000,000 term loan, which is part of the Company’s renewed senior secured credit facilities. Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%. The interest rates under the revolving credit facilities were not impacted. This modification was deemed dissimilar to an extinguishment based on the relevant accounting guidance. As such, the Company expensed $3,310,000 in advisory and consulting fees during the nine months ended September 26, 2010, while it treated $4,489,000 in fees paid to the holders of the term loan as a discount during the nine months ended September 26, 2010. The capitalized lender fees will be amortized over the remaining term of the renewed senior secured credit facilities. As of September 26, 2010 and December 31, 2009, the Company had $75,000,000 available under its revolving credit facilities.

3. Interest Rate Swaps

The Company is exposed to market risks relating to fluctuations in interest rates. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. These financial instruments are derivatives. As of September 26, 2010 and December 31, 2009, the Company had no active interest rate swap agreements. The Company, however, historically utilized interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures. The principal objective of the swap agreements was to minimize the risks and costs associated with financial activities. The Company does not use financial instruments for trading purposes. Additionally, the Company specifically designated interest rate swap hedges of outstanding debt instruments and recognized interest differentials in the period they occurred.

The Company follows accounting standards that require the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that the Company would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities are recognized as other comprehensive income in the accompanying condensed consolidated statements of comprehensive income. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities are recognized as a change in the fair value of interest rate swaps in the accompanying condensed consolidated statements of operations. Additionally, the accumulated other comprehensive income related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps and amortization of accumulated other comprehensive income line item in the accompanying condensed consolidated statements of operations.

If the Company enters into interest rate swap agreements in the future, the Company would be exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. The Company would attempt to limit this exposure by entering into agreements directly with a number of major financial institutions that would meet its credit standards and that would be expected to satisfy their obligations under the contracts.

On January 1, 2008, the Company adopted accounting guidance that defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This guidance specifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 26, 2010 and December 31, 2009, the Company did not have assets or liabilities valued using inputs that fall within Level 1, Level 2 or Level 3 of the three-tier hierarchy. During the three months and nine months ended September 27, 2009, the Company was party to certain derivative financial instruments used to hedge its risks related to fluctuations in interest rates. All of these instruments were valued using inputs that fell within Level 2 of the three-tier hierarchy, and such fair values were provided by the counterparty. The significant inputs, primarily the LIBOR yield curves, used by the counterparty to determine fair values were considered Level 2 observable market inputs. Additionally, the Company monitors the credit and nonperformance risk associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment during the nine months ended September 27, 2009. The following table summarizes the changes in fair values of the Company’s interest rate swaps (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009		September 27, 2009

	Recorded in statement of operations	Recorded in other comprehensive income	Recorded in statement of operations	Recorded in other comprehensive income

Swap #1 (1)	$1,165	$-	$2,802	$-
Swap #2 (1)	1,980	-	4,879	-
Ineffective amortization (1)	(1,139)	1,139	(3,464)	3,464

Total	$2,006	$1,139	$4,217	$3,464

(1) Swaps #1 and #2 became ineffective during the fourth quarter of 2008 and expired during the fourth quarter of 2009.

4. Accounts Payable and Accrued Liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	September 26, 2010	December 31, 2009

Accounts payable	$8,213	$11,563
Capital expenditures	8,911	34,192
Marketing and advertising	6,001	3,665
Interest	29,571	18,303
Compensation and benefits	36,359	19,578
Operating accruals	16,305	13,566
Consulting fees	7,947	4,523
Property and sales tax	16,393	2,149
Other	8,637	7,397

Total	$138,337	$114,936

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $43,117,000 and $44,351,000, related to financing obligations and capital leases as of September 26, 2010 and December 31, 2009, respectively. This included $2,850,000 and $755,000 in accumulated depreciation and amortization as of September 26, 2010 and December 31, 2009, respectively. At September 26, 2010, future minimum payments due under financing obligations and capital leases totaled approximately $29,612,000 (net of $9,538,000 in interest). Future minimum payments include $5,246,000, $4,883,000, $4,392,000, $3,609,000 and $11,482,000, due in 2011, 2012, 2013, 2014, and years subsequent to 2014, respectively.

6. Related Party Transactions

Under the terms of UCDP’s partnership agreement, a special fee is payable to Vivendi Universal Entertainment through Universal CPM equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended September 26, 2010 and September 27, 2009, the Company paid fees to Vivendi Universal Entertainment of $10,971,000 and $9,130,000, respectively, while during the nine months ended September 26, 2010 and September 27, 2009, the Company paid fees of $27,111,000 and $24,800,000, respectively, to Vivendi Universal Entertainment. In addition, at September 26, 2010 and December 31, 2009, respectively, the amount due to related parties included $16,601,000 and $8,903,000 related to the current portion of special fees payable to Vivendi Universal Entertainment.

Under the Company’s renewed senior secured credit facilities and the indentures governing the 2015 notes and the 2016 notes, the special fee can only be paid upon achievement of certain but different ratios. As applicable, these ratios were met as of September 26, 2010, and thus payments of $16,601,000 in special fees will be made during the fourth quarter of 2010.

7. Commitments and Contingencies

Litigation

The Company is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to the Company’s results of operations, financial position or cash flows.

Consultant agreement

Under the terms of the Consultant Agreement (as defined herein) UCDP pays a fee for consulting services and exclusivity equal to a percentage of UCDP’s gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying condensed consolidated statements of operations and comprehensive income include consulting fee expense under the Consultant Agreement of $7,947,000 and $4,940,000, respectively, during the three months ended September 26, 2010 and September 27, 2009 and $16,690,000 and $12,999,000 during the nine months ended September 26, 2010 and September 27, 2009, respectively.

Under the terms of the Consultant Agreement, the Consultant (as defined herein) is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. As of September 26, 2010, the only operating theme parks that are deemed to be comparable projects under the Consultant Agreement are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. USI has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant, and Vivendi Universal Entertainment has assumed USI’s obligations under that guarantee and has agreed to indemnify UCDP for any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP. Accordingly, fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of Vivendi Universal Entertainment and are not paid by UCDP.

On October 18, 2009, the Company executed an amendment to the Consultant Agreement (the “2009 Amendment”). Prior to the 2009 Amendment, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate the Company’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows the Company the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment established a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, the Company estimates that the Alternative Payment for its parks could range from $160,000,000 to $290,000,000, and the Alternative Payment for Universal Studios Japan could range from $135,000,000 to $245,000,000. This range has been calculated based on hypothetical treasury rates, and the Company cannot assure you as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. The 2009 Amendment also provides the Consultant a second-priority lien over UCDP’s real and tangible personal property (including a mortgage on the Company’s real property up to $400,000,000) to secure the Company’s periodic and one-time payment obligations and such amendment caps the Company’s ability to incur secured borrowings to an amount equal to the greater of $975,000,000 and 3.75x UCDP’s EBITDA (as defined in the renewed senior secured credit facilities). In connection with the 2009 Amendment, NBC Universal, Inc. has guaranteed the Company’s obligations under the Consultant Agreement and the Company amended its partnership agreement to increase the special fee payable to VUE thereunder through June 2017 from 5.0% to 5.25%.

8. Guarantor information

The Company’s payment obligations under the 2016 notes and the 2015 notes are fully and unconditionally guaranteed, jointly and severally, by the following domestic wholly owned subsidiaries: Universal Parks & Resorts Vacations and Universal Orlando Online Merchandise Store. The following is condensed consolidating financial information as of September 26, 2010 and December 31, 2009 and for the three and nine months ended September 26, 2010 and September 27, 2009 for UCDP and UCDP Finance, Inc. (collectively “Parent”), the combined guarantor subsidiaries of UCDP (collectively, the “Guarantors”), and the combined non-guarantor subsidiaries of UCDP (collectively, the “Non-Guarantors”).

Condensed consolidating statement of operations
(in thousands)

	Three months ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$334,563	$39,236	$6,137	$(16,369)	$363,567
Costs and operating expenses:
Theme park operations	54,034	-	-	-	54,034
Theme park selling, general and administrative	42,229	-	-	-	42,229
Theme park cost of products sold	42,625	-	-	-	42,625
Other costs and operating expenses	72,273	36,664	5,119	(16,369)	97,687
Total costs and operating expenses	211,161	36,664	5,119	(16,369)	236,575
Operating income	123,402	2,572	1,018	-	126,992
Other expense (income):
Interest expense	30,014	-	8	-	30,022
Other income	(782)	(17)	-	-	(799)
Total other expense (income), net	29,232	(17)	8	-	29,223
Net income	94,170	2,589	1,010	-	97,769
Less: net income attributable to the noncontrolling interest in UCRP	-	-	-	505	505
Net income (loss) attributable to the Partners	$94,170	$2,589	$1,010	$(505)	$97,264

Condensed consolidating statement of operations
(in thousands)

	Three months ended September 27, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$211,276	$14,948	$4,954	$(6,603)	$224,575
Costs and operating expenses:
Theme park operations	43,523	-	-	-	43,523
Theme park selling, general and administrative	28,620	-	-	-	28,620
Theme park cost of products sold	25,349	-	-	-	25,349
Other costs and operating expenses	53,106	15,004	4,553	(6,603)	66,060
Total costs and operating expenses	150,598	15,004	4,553	(6,603)	163,552
Operating income (loss)	60,678	(56)	401	-	61,023
Other expense (income):
Interest expense	26,032	3	8	-	26,043
Other income	(2,341)	(6)	-	-	(2,347)
Total other expense (income), net	23,691	(3)	8	-	23,696
Net income (loss)	36,987	(53)	393	-	37,327
Less: net income attributable to the noncontrolling interest in UCRP	-	-	-	197	197
Net income (loss) attributable to the Partners	$36,987	$(53)	$393	$(197)	$37,130

Condensed consolidating statement of operations
(in thousands)

	Nine months ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$712,682	$71,256	$17,058	$(31,362)	$769,634
Costs and operating expenses:
Theme park operations	145,647	-	-	-	145,647
Theme park selling, general and administrative	143,641	-	-	-	143,641
Theme park cost of products sold	90,744	-	-	-	90,744
Other costs and operating expenses	185,178	69,695	14,121	(31,362)	237,632
Total costs and operating expenses	565,210	69,695	14,121	(31,362)	617,664
Operating income	147,472	1,561	2,937	-	151,970
Other expense (income):
Interest expense	86,362	1	21	-	86,384
Other expense (income)	1,497	(26)	-	-	1,471
Total other expense (income)	87,859	(25)	21	-	87,855
Net income	59,613	1,586	2,916	-	64,115
Less: net income attributable to the noncontrolling interest in UCRP	-	-	-	1,457	1,457
Net income (loss) attributable to the Partners	$59,613	$1,586	$2,916	$(1,457)	$62,658

Condensed consolidating statement of operations
(in thousands)

	Nine months ended September 27, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$562,478	$42,495	$17,152	$(18,019)	$604,106
Costs and operating expenses:
Theme park operations	127,244	-	-	-	127,244
Theme park selling, general and admin	92,865	-	-	-	92,865
Theme park costs of products sold	70,017	-	-	-	70,017
Other costs and operating expenses	155,351	43,148	14,312	(18,019)	194,792
Total costs and operating expenses	445,477	43,148	14,312	(18,019)	484,918
Operating income (loss)	117,001	(653)	2,840	-	119,188
Other expense (income):
Interest expense	77,213	3	23	-	77,239
Other income	(5,955)	(21)	-	-	(5,976)
Total other expense (income)	71,258	(18)	23	-	71,263
Net income (loss)	45,743	(635)	2,817	-	47,925
Less: net income attributable to the noncontrolling interest in UCRP	-	-	-	1,409	1,409
Net income (loss) attributable to the Partners	$45,743	$(635)	$2,817	$(1,409)	$46,516

Condensed consolidating balance sheet
(in thousands)

	September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$150,968	$22,915	$264	$-	$174,147
Other current assets	111,420	2,267	1,373	(5,290)	109,770
Total current assets	262,388	25,182	1,637	(5,290)	283,917
Property and equipment, at cost	3,312,661	1,171	13,867	-	3,327,699
Less accumulated depreciation	(1,598,082)	(1,039)	(7,583)	-	(1,606,704)
Total property and equipment, net	1,714,579	132	6,284	-	1,720,995
Other assets:
Investments in unconsolidated entities	13,053	-	-	(3,700)	9,353
Intangible assets, net	43,893	-	4,835	-	48,728
Other assets	29,995	-	-	-	29,995
Total other assets	86,941	-	4,835	(3,700)	88,076
Total assets	$2,063,908	$25,314	$12,756	$(8,990)	$2,092,988

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$135,622	$2,378	$709	$(372)	$138,337
Other current liabilities	96,995	24,646	1,227	(4,918)	117,950
Total current liabilities	232,617	27,024	1,936	(5,290)	256,287
Long-term liabilities:
Long-term borrowings	1,487,346	-	-	-	1,487,346
Other long-term liabilities	31,885	-	-	-	31,885
Total long-term liabilities	1,519,231	-	-	-	1,519,231
Equity (Deficit):
Partners' equity (deficit)	312,060	(1,710)	10,820	(9,110)	312,060
Noncontrolling interest in UCRP	-	-	-	5,410	5,410
Total equity (deficit)	312,060	(1,710)	10,820	(3,700)	317,470
Total liabilities and equity (deficit)	$2,063,908	$25,314	$12,756	$(8,990)	$2,092,988

Condensed consolidating balance sheet
(in thousands)

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$43,313	$1,481	$363	$-	$45,157
Other current assets	96,153	883	1,031	(3,627)	94,440
Total current assets	139,466	2,364	1,394	(3,627)	139,597
Property and equipment, at cost	3,243,237	1,175	13,784	-	3,258,196
Less accumulated depreciation	(1,513,677)	(1,006)	(6,937)	-	(1,521,620)
Total property and equipment, net	1,729,560	169	6,847	-	1,736,576
Other assets:
Investments in unconsolidated entities	12,578	-	-	(2,658)	9,920
Intangible assets, net	45,918	-	5,270	-	51,188
Other assets	32,323	-	-	-	32,323
Total other assets	90,819	-	5,270	(2,658)	93,431
Total assets	$1,959,845	$2,533	$13,511	$(6,285)	$1,969,604

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$113,121	$1,214	$710	$(109)	$114,936
Other current liabilities	67,041	4,617	891	(3,519)	69,030
Total current liabilities	180,162	5,831	1,601	(3,628)	183,966
Long-term liabilities:
Long-term borrowings	1,495,730	-	-	-	1,495,730
Other long-term liabilities	34,897	-	-	-	34,897
Total long-term liabilities	1,530,627	-	-	-	1,530,627
Equity (Deficit):
Partners' equity (deficit)	249,056	(3,298)	11,910	(8,612)	249,056
Noncontrolling interest in UCRP	-	-	-	5,955	5,955
Total equity (deficit)	249,056	(3,298)	11,910	(2,657)	255,011
Total liabilities and equity (deficit)	$1,959,845	$2,533	$13,511	$(6,285)	$1,969,604

Condensed consolidating statement of cash flows
(in thousands)

	Nine months ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net cash and cash equivalents provided by (used in) operating activities	$224,329	$21,434	$3,988	$(2,002)	$247,749

Cash flows from investing activities
Property and equipment acquisitions	(93,937)	-	(83)	-	(94,020)
Net cash and cash equivalents used in investing activities	(93,937)	-	(83)	-	(94,020)

Cash flows from financing activities
Payment of partner distributions	-	-	(4,004)	4,004	-
Receipt of contributions from Holdings	346	-	-	-	346
Distributions of noncontrolling interest in equity of UCRP	-	-	-	(2,002)	(2,002)
Payments on long-term borrowings, capital lease and financing obligations	(14,518)	-	-	-	(14,518)
Payments of financing costs	(8,565)	-	-	-	(8,565)
Net cash and cash equivalents (used in) provided by financing activities	(22,737)	-	(4,004)	2,002	(24,739)

Net increase (decrease) in cash and cash equivalents	107,655	21,434	(99)	-	128,990
Cash and cash equivalents at beginning of period	43,313	1,481	363	-	45,157
Cash and cash equivalents at end of period	$150,968	$22,915	$264	$-	$174,147

Condensed consolidating statement of cash flows
(in thousands)

	Nine months ended September 27, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net cash and cash equivalents provided by (used in) operating activities	$161,043	$(1,224)	$4,169	$(2,078)	$161,910

Cash flows from investing activities
Property and equipment acquisitions	(102,482)	(201)	(87)	-	(102,770)
Proceeds related to capital reimbursements	2,054	-		-	2,054
Net cash and cash equivalents used in investing activities	(100,428)	(201)	(87)	-	(100,716)

Cash flows from financing activities
Payments of partner distributions	(59,554)	-	(4,156)	4,156	(59,554)
Distributions of noncontrolling interest of UCRP	-	-	-	(2,078)	(2,078)
Payments on long-term borrowings, capital lease and financing obligations	(5,822)	-	-	-	(5,822)
Net cash and cash equivalents (used in) provided by financing activities	(65,376)	-	(4,156)	2,078	(67,454)

Net decrease in cash and cash equivalents	(4,761)	(1,425)	(74)	-	(6,260)
Cash and cash equivalents at beginning of period	83,760	3,719	319	-	87,798
Cash and cash equivalents at end of period	$78,999	$2,294	$245	$-	$81,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview Related to Financial Results

On June 18, 2010 we opened The Wizarding World of Harry PotterTM. Prior to this date, our year-to-date Paid Theme Park Admissions was down 5% when compared to the same period of 2009.  Our attendance and financial results improved significantly subsequent to the opening of this new content as we broke several all-time operating records during the third quarter of 2010. Specifically, Paid Theme Park Admissions, Total Operating Revenues, EBITDA (as defined herein), and Net Income during the third quarter of 2010 were the highest quarterly operating results in our 20-year history.  While Paid Theme Park Admissions increased 36% when compared to the third quarter of 2009, Total Operating Revenues increased $139 million, or 62%.  EBITDA totaled $159 million, which increased $72 million, or 82%, versus the third quarter of 2009.  These quarterly results significantly improved our year-to-date financial results.  On a year-to-date basis through September 26, 2010, Paid Theme Park Admissions increased 12% when compared to the first nine months of 2009.  For this same period compared to 2009, Total Operating Revenues increased $166 million, or 27%, while EBITDA was up $41 million, or 21%.  At September 26, 2010, we had $249 million in available cash and cash equivalents, including $75 million of availability under our revolving credit facility.  We owed $1,516 million on our gross indebtedness at September 26, 2010, of which $7 million was current.

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

Based on the seasonality of our attendance, the results for the three and nine months ended September 26, 2010 and September 27, 2009 are not necessarily indicative of results for the full year.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2009 filed with the Securities and Exchange Commission under cover of Form S-4/A. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form S-4/A within ”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period end

The three months ended September 26, 2010 and September 27, 2009 each contained 91 days. The nine months ended September 26, 2010 contained 269 days, while the nine months ended September 27, 2009 contained 270 days.

Recent accounting pronouncements

See “Note 1. General” in “Part I – Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of operations

Three Months Ended September 26, 2010 Compared to Three Months Ended September 27, 2009

The following table summarizes our results of operations during the three months ended September 26, 2010 and September 27, 2009 (in thousands except per capita amounts and percentages):

	Three Months Ended		% Change
	September 26, 2010	September 27, 2009	Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	3,684	2,710	35.9%
Turnstile theme park admissions	3,856	2,958	30.4%
Theme park ticket revenue per paid admission	$51.64	$44.30	16.6%
Theme park food, beverage and merchandise revenue per turnstile admission	23.89	17.30	38.1%
Other theme park related revenue per turnstile admission	8.56	7.88	8.6%

Statement of operations data:
Operating revenues:
Theme park ticket revenue	$190,259	$120,056	58.5%
Theme park food and beverage	43,411	27,311	59.0%
Theme park merchandise	48,693	23,860	NM
Other theme park related	33,017	23,322	41.6%
Other	48,187	30,026	60.5%

Total operating revenues	363,567	224,575	61.9%

Costs and operating expenses:
Theme park operations	54,034	43,523	(24.2%)
Theme park selling, general and administrative	42,229	28,620	(47.6%)
Theme park cost of products sold	42,625	25,349	(68.2%)
Special fee payable to Vivendi Universal Entertainment and consultant fee	24,431	14,665	(66.6%)
Depreciation and amortization	32,029	26,186	(22.3%)
Other	41,227	25,209	(63.5%)

Total costs and operating expenses	236,575	163,552	(44.6%)

Operating income	126,992	61,023	NM

Non-operating expense, net	29,223	23,696	(23.3%)

Net income	97,769	37,327	NM

Less: net income attributable to the noncontrolling interest in UCRP	505	197	NM

Net income attributable to the Partners	$97,264	$37,130	NM

NM--Not meaningful

Due to the success of The Wizarding World of Harry PotterTM, which opened June 18, 2010, we posted our best quarterly results in our 20-year history as it relates to Paid Theme Park Admissions, Total Operating Revenues, EBITDA, and Net Income.  Paid Theme Park Admissions increased 36% when compared to the third quarter of 2009, as we saw significant growth in both our domestic and international markets.   Total theme park spending on a per guest basis increased 21%, with every category of per capita spending showing growth.  As a result of increased attendance and strong per capita results, our Total Operating Revenues increased $139.0 million, or 62%, versus the third quarter of 2009.  Theme Park Ticket Revenue Per Paid Admission increased 17% as a result of new ticket offerings and selective price changes to maximize yield.  Theme Park Food, Beverage and Merchandise Revenue Per Turnstile Admission increased 38% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM.  Other Revenue increased $18.2 million, or 61%, when compared to the third quarter of 2009 primarily due to $14.4 million in increased revenue related to higher volume at our travel company and $3.1 million in additional revenue from our CityWalk operations.  Our travel company has benefited from offering guests exclusive vacation packages which include certain perks, such as early park admission to experience The Wizarding World of Harry PotterTM.

Theme Park Operations increased $10.5 million, or 24%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance, the opening of The Wizarding World of Harry PotterTM, and the addition of the Hollywood Rip Ride Rockit® coaster which opened in August 2009.  Theme Park Selling, General and Administrative increased $13.6 million, or 48%, primarily due to additional marketing support related to The Wizarding World of Harry PotterTM and growth in the anticipated payouts under our incentive compensation programs.  While Theme Park Cost of Product Sold increased $17.3 million, Theme Park Cost of Product Sold as a percentage of Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue decreased 3.3% to 46.3%, which was primarily as a result of increased volume.  Other Costs and Operating Expenses increased $16.0 million, principally due to increased operating costs at our travel company, as a result of increased volume as discussed above.  Non-Operating Expense increased $5.5 million when compared to the same period in 2009.  This is due to higher interest expense of $4.0 million due to our increased indebtedness resulting from our refinancing in November 2009 in which UCDP refinanced debt previously at the Holding level and changes in the fair value of interest rate swaps which benefited the third quarter of 2009.

Nine Months Ended September 26, 2010 Compared to Nine Months Ended September 27, 2009

The following table summarizes our results of operations during the nine months ended September 26, 2010 and September 27, 2009 (in thousands except per capita amounts and percentages):

	Nine Months Ended		% Change
	September 26, 2010	September 27, 2009	Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	7,898	7,046	12.1%
Turnstile theme park admissions	8,385	7,705	8.8%
Theme park ticket revenue per paid admission	$51.39	$44.15	16.4%
Theme park food, beverage and merchandise revenue per turnstile admission	21.69	17.65	22.9%
Other theme park related revenue per turnstile admission	8.64	8.29	4.2%

Statement of operations data:
Operating revenues:
Theme park ticket revenue	$405,892	$311,072	30.5%
Theme park food and beverage	88,936	72,357	22.9%
Theme park merchandise	92,957	63,664	46.0%
Other theme park related	72,453	63,841	13.5%
Other	109,396	93,172	17.4%

Total operating revenues	769,634	604,106	27.4%

Costs and operating expenses:
Theme park operations	145,647	127,244	(14.5%)
Theme park selling, general and administrative	143,641	92,865	(54.7%)
Theme park cost of products sold	90,744	70,017	(29.6%)
Special fee payable to Vivendi Universal Entertainment and consultant fee	51,232	38,568	(32.8%)
Depreciation and amortization	87,655	79,015	(10.9%)
Other	98,745	77,209	(27.9%)

Total costs and operating expenses	617,664	484,918	(27.4%)

Operating income	151,970	119,188	27.5%

Non-operating expense, net	87,855	71,263	(23.3%)

Net income	64,115	47,925	33.8%

Less: net income attributable to the noncontrolling interest in UCRP	1,457	1,409	(3.4%)

Net income attributable to the Partners	$62,658	$46,516	34.7%

Our year-to-date results through September 26, 2010 significantly benefited from the opening of The Wizarding World of Harry PotterTM.  Paid Theme Park Admissions increased 12% when compared to the first nine months of 2009.  Both our domestic and international markets experienced low-teen digit percentage increases versus prior year.  Total theme park spending on a per guest basis increased 17% over the first nine months of 2009.  As a result of increased attendance and incremental spending on a per guest basis, Total Operating Revenues experienced year-over-year growth of 27%.  Theme Park Ticket Revenue Per Paid Admission increased 16% as a result of new ticket offerings and selective price changes to maximize yield.  Theme Park Food, Beverage, and Merchandise Revenue Per Turnstile Admission increased 23% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM.  Other Revenue increased $16.2 million, or 17%, when compared to the same period last year, which was principally due to increased revenue related to our travel company.  Our travel company has benefited from offering guests exclusive vacation packages which include certain perks, such as early park admission to experience The Wizarding World of Harry PotterTM.

Theme Park Operations increased $18.4 million, or 15%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance, the opening of The Wizarding World of Harry PotterTM, and the addition of the Hollywood Rip Ride Rockit® coaster which opened in August 2009.  Theme Park Selling, General and Administrative increased $50.8 million, when compared to the first nine months of 2009 primarily due to increased marketing spend of $37.0 million and growth in the anticipated payouts under our incentive compensation programs.  In 2009, we reduced our marketing spend as part of our cost containment strategy, while in 2010 we have reinstated much of these marketing costs and incurred incremental marketing spend related to the launch of The Wizarding World of Harry PotterTM.  While Theme Park Cost of Product Sold increased $20.7 million, Theme Park Cost of Product Sold as a percentage of Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue decreased 1.6% to 49.9%, which was primarily as a result of increased volume.  Other Costs and Operating Expenses increased $21.5 million primarily due to increased operating costs at our travel company as a result of increased volume as discussed above.  Non-Operating Expenses increased $16.6 million year-over-year.  This is due to higher interest expense of $9.1 million due to our increased indebtedness resulting from our refinancing in November 2009 in which UCDP refinanced debt previously at the Holdings level, $3.3 million in expenses incurred in connection with the amendment of our renewed senior secured credit facility in April 2010 and changes in the fair value of our interest rate swap which benefited the first nine months of 2009.

Other performance measures

We are providing Covenant EBITDA because it is used by some investors as a measure of our ability to service debt, while we are also providing EBITDA as it is a measure of Company operating performance under our Annual Incentive Plan. While EBITDA represents earnings before interest, taxes and depreciation and amortization, Covenant EBITDA includes certain other adjustments permitted by the definition of EBITDA in our renewed senior secured credit agreement and the indentures governing the notes. Some of these adjustments include exclusion of gains or losses from the sale of assets held for sale, exclusion of impairment charges on long lived assets and adjustments related to income and cash flows derived from investments in unconsolidated entities. Covenant EBITDA and EBITDA are not prepared in accordance with U.S. generally accepted accounting principles and should not be considered alternatives for Net Income, Net Cash And Cash Equivalents Provided By Operating Activities and other consolidated income or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles or as measures of profitability or liquidity. Covenant EBITDA and EBITDA, because they are before debt service, capital expenditures and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of Covenant EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies. For these reasons, we have prepared a two step reconciliation between our U.S. generally accepted accounting principles financial measures, EBITDA as well as Covenant EBITDA. Covenant EBITDA is the primary basis in our renewed senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which is computed based on the prior twelve months. See below for related reconciliations.

The following is a reconciliation of Net Cash And Cash Equivalents Provided By Operating Activities to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net cash and cash equivalents provided by operating activities	$163,928	$88,653	$247,749	$161,910

Adjustments:
Interest expense	30,022	26,043	86,384	77,239
Interest income	(85)	(69)	(122)	(158)
Amortization of deferred finance costs	(747)	(2,390)	(2,614)	(7,169)
Interest on financing obligations	(536)	(539)	(1,742)	(1,797)
Changes in deferred special fee payable and related interest payable to affiliates	-	(759)	-	(2,237)
Distributions from investments in unconsolidated entities	(710)	(1,225)	(2,284)	(2,540)
Income from investments in unconsolidated entities	714	272	1,717	1,601
Accretion of bond discount	(1,243)	(209)	(2,855)	(624)
Income attributable to the noncontrolling interest in UCRP	(505)	(197)	(1,457)	(1,409)
Net change in working capital accounts (1)	(31,608)	(22,296)	(84,891)	(26,421)
EBITDA	159,230	87,284	239,885	198,395

Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	505	197	1,457	1,409
Income from investments in unconsolidated entities	(714)	(272)	(1,717)	(1,601)
Distributions from investments in unconsolidated entities	710	1,225	2,284	2,540
Interest income	85	69	122	158
Other	750	-	(1,060)	965
Covenant EBITDA	$160,566	$88,503	$240,971	$201,866
Note: Reconciliations for the three and nine months ended September 27, 2009 are shown for illustrative purposes only as results for those periods were not subject to the same calculations of Covenant EBITDA as contained in the indentures governing the notes or the renewed senior secured credit facilities.

(1) Net Change In Working Capital Accounts represents changes in operating assets and liabilities, which includes Accounts Receivable (net), Notes Receivable, Receivables From Related Parties, Inventories (net), Prepaid Expenses and Other Assets, Other Long-term Assets, Accounts Payable and Accrued Liabilities, Unearned Revenue, Due To Related Parties, and Other Long-term Liabilities.

The following is a reconciliation of Net Income Attributable to the Partners to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net income attributable to the Partners	$97,264	$37,130	$62,658	$46,516

Adjustments:
Interest expense	30,022	26,043	86,384	77,239
Expenses associated with debt refinancing	-	-	3,310	-
Loss on extinguishment of debt
Depreciation and amortization	32,029	26,186	87,655	79,015
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss (1)	-	(2,006)	-	(4,217)
Interest income	(85)	(69)	(122)	(158)
EBITDA	159,230	87,284	239,885	198,395

Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	505	197	1,457	1,409
Income from investments in unconsolidated entities	(714)	(272)	(1,717)	(1,601)
Distributions from investments in unconsolidated entities	710	1,225	2,284	2,540
Interest income	85	69	122	158
Other	750	-	(1,060)	965
Covenant EBITDA	$160,566	$88,503	$240,971	$201,866
Note: Reconciliations for the three and nine months ended September 27, 2009 are shown for illustrative purposes only as results for those periods were not subject to the same calculations of Covenant EBITDA as contained in the indentures governing the notes or the renewed senior secured credit facilities.

(1) See Note 3 in Item 1. Financial Statements.

Liquidity, capital resources and financial position

In light of the difficult economic climate, our significant leverage and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Risk factors” located within our Form S-4/A filed with the Securities and Exchange Commission.

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity.  We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2010 and in future years. In addition to the cash flow generated from our operations, our available cash and our unused revolving credit facility under our renewed senior secured credit agreement also provides liquidity.  As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months.  Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, working capital and Consultant fee payments. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-strategic land assets.  As of September 26, 2010 and December 31, 2009, we had one parcel of land held for sale and are actively evaluating our land assets for optimization potential.  We cannot assure you as to the timing, size or proceeds with respect to the sale of such parcel and we may not be able to sell land assets on commercially reasonable terms or at all.

Our current business structure is heavily leveraged. During 2009, we (i) issued the original notes totaling $625.0 million in aggregate principal amounts and (ii) entered into our renewed senior secured credit facilities consisting of term loans in the principal amount of $900.0 million and a revolving credit facility in an aggregate amount of up to $75.0 million.  As of September 26, 2010, our total debt was $1,494.1million.  This included $875.6 million outstanding under our renewed senior secured credit agreement ($891.0 million, net of a remaining unamortized discount of $15.4 million), $396.0 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $4.0 million) and $222.5 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.5 million).  As of December 31, 2009, our total debt was $1,504.7 million.  This included $886.9 million outstanding under our renewed senior secured credit agreement ($900.0 million, net of a remaining unamortized discount of $13.1 million), $395.5 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $4.5 million) and $222.3 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.7 million).  Our 2004 senior secured credit agreement was renewed and additional credit in the amount of $366.0 million was extended to us on November 6, 2009.  The term loans under the renewed senior secured credit agreement call for quarterly principal installments of 0.25% with the remainder due on November 6, 2014.  The term loans under the renewed senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of our excess cash flow for each fiscal year on or after December 31, 2010.  The maturity date of the revolving credit facility under the renewed senior secured credit agreement is November 6, 2013.  The senior notes will mature on November 15, 2015, and the senior subordinated notes will mature on November 15, 2016.  Our renewed senior secured credit facilities and the notes are guaranteed by our future, and certain of our existing, domestic subsidiaries.  Our access to capital markets and our ability to issue various securities to raise capital could be affected by our ratings.  Additionally, our Partners, their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means.

In addition to there being no amounts drawn on the revolving credit facility under the renewed senior secured credit agreement as of September 26, 2010 and December 31, 2009, we have never utilized any amounts of these revolving credit facilities.  In addition, we may borrow up to $150.0 million of uncommitted incremental term loans from time to time.  On April 30, 2010 we amended our renewed senior secured credit facilities, which resulted in a reduction of the interest rate provision of our $891.0 million term loan.  Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%.  The interest rates under the revolving credit facilities were not impacted. The interest rate applicable to borrowings under our renewed senior secured credit agreement, as amended, is based, at our option, on either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of  1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin.  The specified margin for the term loans is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans.  The initial specified margin for the revolving facility is 3.25% in the case of base rate loans and 4.25% in the case of LIBOR loans.  Any amounts payable under our renewed senior secured credit agreement not paid when due bear interest at a default rate of 2.00% above the rates otherwise applicable.  In addition to paying interest on outstanding debt, we pay a commitment fee equal to (i) 0.75% per annum for any day on which more than 50% of the aggregate amount of the revolving credit facility commitments are drawn and (ii) 1.00% per annum for any other day.

Our renewed senior secured credit facilities contain various restrictive covenants.  They prohibit us from prepaying other indebtedness, including the notes, and require us to maintain a minimum interest coverage ratio and maximum total leverage ratio.  In addition, our renewed senior secured credit facilities, among other things, limit our ability to incur indebtedness or liens, make investments or declare or pay dividends.  The indentures governing the notes, among other things: (i) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets.  However, all of these covenants are subject to significant exceptions.  For more information, refer to the following discussions located within our Form S-4/A filed with the Securities and Exchange Commission “Description of other debt,” “Description of the senior notes” and “Description of the senior subordinated notes.”

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our renewed senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.  Our ability to continue to fund these items and to continue to reduce debt could be adversely affected by the global recession, general slowdown in consumer spending or occurrence of other unfavorable events.

The following table summarizes key aspects in our historical financial position and liquidity (in thousands):

	As of
	September 26, 2010	December 31, 2009

Cash and cash equivalents	$174,147	$45,157

Unused portion of revolving credit facilities	75,000	75,000

Current portion of long-term borrowings, capital lease and financing obligations	11,755	14,098

Current portion of special fees	16,601	8,903

Total long-term obligations (1)	1,511,953	1,523,145
(1) Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations but excludes amounts payable under the Consultant Agreement. For more information regarding capital lease and financing obligations, see Note 5 in Item 1. Financial Statements.

Cash flow summary

The following table summarizes key aspects of our cash flows for the nine months ended September 26, 2010 and September 27, 2009 (in thousands):

	Nine months ended
	September 26, 2010	September 27, 2009

Net cash and cash equivalents provided by operating activities	$247,749	$161,910

Net cash and cash equivalents used in investing activities	94,020	100,716

Cash paid for capital expeditures	94,020	102,770

Net cash and cash equivalents used in financing activities	24,739	67,454

During the nine months ended September 26, 2010 and September 27, 2009, net cash provided by operating activities was $247.7 million and $161.9 million, respectively.  This increase in cash flow from operating activities of $85.8 million is primarily due to changes in working capital of $58.5 million and the increase in net income of $16.2 million.  Additionally, we had incremental depreciation expense of $7.5 million which was included as an adjustment to reconcile net income to cash provided by operating activities.  The increase in cash from working capital primarily consisted of increased cash receipts from customers and reduced payments to our vendors and related parties.

 Net cash used in investing activities for the nine months ended September 26, 2010 and September 27, 2009, totaled $94.0 million and $100.7 million, respectively.  For both years, the amount consisted primarily of capital expenditures.  During the nine months ended September 27, 2009 these capital expenditures were partially offset by capital reimbursements totaling $2.1 million.  These capital reimbursements are part of discrete transactions that may or may not occur in the future.

We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. For instance, during 2009, 2008 and 2007, we made purchases totaling $127.2 million, $142.9 million and $80.0 million, respectively, for capital projects (excluding capitalized interest), while in 2006 similar expenditures amounted to only $40.6 million.  We estimate our 2010 expenditures (excluding capitalized interest) to be approximately $75.0 million. A large portion of our estimated 2010 capital expenditures relate to the construction of The Wizarding World of Harry Potter™ themed island which opened in June 2010.  We estimate our total capital investment in The Wizarding World of Harry Potter™, Hollywood Rip Ride Rockit® (which opened in the summer of 2009), The Simpsons Ride™ (which opened in the spring of 2008), and certain system enhancements primarily including the reengineering of our website and online ticket store was approximately $385.0 million. This includes all capital expenditures to build these attractions, excluding capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods and merchandise royalties.

During the nine months ended September 26, 2010 and September 27, 2009, net cash used for financing activities was $24.7 million and $67.5 million, respectively.  The amounts used during the nine months ended September 26, 2010 primarily related to payments of financing costs that were incurred during our amendment of the renewed senior secured credit facility or were accrued during our refinancing in November 2009.  Additionally, we made $9.0 million in payments on our long-term borrowings.  The amounts used during the nine months ended September 27, 2009 primarily related to distributions of $33.4 million to Partners for their respective tax liabilities from our net income in 2008, distributions of $26.2 to Holdings to fund their interest payments and $5.8 million of payments on our capital leases and financing obligations.

Consultant agreement

On October 18, 2009, we executed an amendment to an agreement (the “Consultant Agreement”) that we have with Steven Spielberg (the “Consultant”), under which we pay a fee for consulting services and exclusivity equal to a percentage of certain revenues from our attractions and other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore.

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot assure you as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant has a second-priority lien over UCDP’s real and tangible personal property, including a mortgage on our real property up to $400.0 million, to secure UCDP’s periodic and one-time payment obligations and the notes are effectively subordinated to his interests to the extent of the value of those assets. The lien securing the Consultant’s interest is junior to the lien securing our renewed senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as defined in the renewed senior secured credit agreement). Our obligations under the agreement are guaranteed by NBC Universal, Inc. and USI, as successor to MCA Inc., and USI’s obligations under that guarantee have in turn been assumed by Vivendi Universal Entertainment. Vivendi Universal Entertainment has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. Under the terms of the notes and the renewed senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. See “Risk factors—Risks related to the exchange notes and our indebtedness— Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment”, located within our Form S-4/A filed with the Securities and Exchange Commission.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to Vivendi Universal Entertainment through Universal CPM. The special fee has historically been calculated at 5.0% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. An amendment to our partnership agreement, which was executed as of October 18, 2009, increased the applicable rate used to calculate the special fee through June 2017 from 5.0% to 5.25% of certain gross operating revenues, as defined. During the three months ended September 26, 2010 and September 27, 2009 and the nine months ended September 26, 2010 and September 27, 2009 the special fee amounted to $16.5 million, $9.7 million, $34.5 million and $25.6 million, respectively.  During the three months ended September 26, 2010 and September 27, 2009 and the nine months ended September 26, 2010 and September 27, 2009, the interest incurred on the special fee payable to Vivendi Universal Entertainment and its affiliates, including both the current and long term portions, was $0.1 million, $0.8 million, $0.3 million and $2.4 million, respectively.

Historically, under the terms of our 2004 senior secured credit facilities and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different ratios (and that is still the case under our renewed senior secured credit agreement). The most restrictive quarterly covenant for payment of the special fee was a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the 2004 senior secured credit agreement); now the most restrictive quarterly covenant is a fixed charge coverage ratio (as defined in the renewed senior secured credit agreement) greater than or equal to 1.1 to 1.0. These ratios were met as of each of our quarter end dates throughout the period from December 31, 2008 to September 26, 2010, thus allowing the special fee to be paid. Accordingly, during the three months ended September 26, 2010 and September 27, 2009 and the nine months ended September 26, 2010 and September 27, 2009, we paid total fees of $11.0 million, $9.1 million, $27.1 million and $24.8 million, respectively, to Vivendi Universal Entertainment. At September 26, 2010 and December 31, 2009, the current portion of our consolidated balance sheet included $16.6 million and $8.9 million, respectively, related to special fees payable to Vivendi Universal Entertainment.  Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our renewed senior secured credit facilities or the notes.

Distributions

Under the renewed senior secured credit agreement, for years beginning on or after December 31, 2010, distributions may be made in an aggregate amount not to exceed 25% of excess cash flow if no event of default exists and the total leverage ratio is not greater than 5.5x. Additionally, the indentures governing the notes limit distributions that may be made to an amount equal to our Covenant EBITDA for the period from the beginning of the first fiscal quarter commencing on or after September 28, 2009 to the end of our most recently ended fiscal quarter for which internal financial statements are available less 1.75x our consolidated interest expense. The notes also have an unrestricted basket of $50.0 million available as of the date of the refinancing.  The above restrictions do not apply to our ability to make a distribution to the Partners in an aggregate amount equal to our hypothetical federal income tax, as provided for in UCDP’s partnership agreement.

Covenant stipulations

Our renewed senior secured credit agreement and the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the renewed senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance in all material respects with all financial covenants as of September 26, 2010 and December 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements.  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future or conditional verbs, such as “will,” “should,” “could” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to:

•	the risks and uncertainties relating to the global recession and its duration, severity and impact on overall consumer activity;

•	the substantial indebtedness of us and of our subsidiaries;

•
the Consultant’s (as defined herein) right to exercise his put option starting in June 2017 and the impact of such right on our ability to refinance our indebtedness when it matures, including the notes;

•	competition within the Orlando theme park market;

•	our dependence on Vivendi Universal Entertainment and its affiliates;

•	the risks related to the pending joint venture among Comcast, GE and NBCU;

•	the loss of material intellectual property rights used in our business;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the dependence of our business on air travel;

•	geopolitical or environmental events that could impact travel to Florida;

•	the loss of key distribution channels for ticket sales;

•	publicity associated with accidents occurring at theme parks;

•	the seasonality of our business; and

•	risks related to unfavorable outcomes of our legal proceedings.

There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value

Debt (1):

Fixed rate debt	$-	$-	$-	$-	$-	$625,000	$625,000	$656,563

Average interest rate	n/a	n/a	n/a	n/a	n/a	9.6%

Variable rate debt	$-	$9,000	$9,000	$9,000	$864,000	$-	$891,000	$894,341

Average interest rate (2)	n/a	5.5%	5.5%	5.5%	5.5%	n/a

Total gross debt	$-	$9,000	$9,000	$9,000	$864,000	$625,000	$1,516,000	$1,550,904

(1)	Amounts exclude discounts and therefore represent gross maturities.

(2)	Represents the current interest rate of the renewed senior secured credit facilities.

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments.  We have $891.0 million of unhedged variable rate debt as of September 26, 2010. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $8.9 million. The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4.	Controls and Procedures

Universal City Development Partners, Ltd.

The management of Universal City Development Partners Ltd. ( “UCDP”) carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, and (ii) accumulated and communicated to management, including UCDP’s Principal Executive Officer and Principal Financial Officer, in a manner sufficient to allow timely decisions regarding required disclosure.

There was no change in UCDP’s internal control over financial reporting during the quarter ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

UCDP Finance, Inc.

The management of UCDP Finance, Inc. (“Finance”) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission, and (ii) accumulated and communicated to management, including Finance’s Principal Executive Officer and Principal Financial Officer, in a manner sufficient to allow timely decisions regarding required disclosure.

There was no change in Finance’s internal control over financial reporting during the quarter ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

UCDP is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact to UCDP’s results of operations, financial position or cash flows.

Item 1A.	Risk Factors

See Risk Factors beginning on page 22 of our Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 6, 2010, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Registration on Form S-4/A.

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

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: November 5, 2010	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer

UCDP FINANCE, INC.

Date: November 5, 2010	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer