Form 10-K
period 2010-12-31
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2011-03-14
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-108661-01

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

UCDP FINANCE, INC.

(Exact name of registrants as specified in their charters)

Florida Florida	59-3128514 42-1581381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Universal Studios Plaza

Orlando, FL 32819-7610

(407) 363-8000

(Address, including zip code, and telephone number, including area code, of registrants’ principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of March 14, 2011 there were 100 shares of common stock of UCDP Finance, Inc., outstanding, all of which were held by affiliates; not applicable to Universal City Development Partners, Ltd. UCDP Finance, Inc. is a wholly owned subsidiary of Universal City Development Partners, Ltd. and was formed for the sole purpose of acting as a co-issuer of the Registrants’ 8  7/8% Senior Notes due in 2015 and 10  7/8% Senior Subordinated Notes due in 2016. UCDP Finance, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements appearing in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made in reliance upon the protections provided by such acts for forward-looking statements. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our Partners’ plans for us, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts” or future or conditional verbs, such as “will,” “should,” “could” or “may” and variations of such words or similar expressions, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to:

•	the global economic environment, including the effects of the global economic downturn and its duration, severity and impact on overall consumer activity;

•	the substantial indebtedness of us and of our subsidiaries;

•

the Consultant’s (as defined herein) right to exercise his put option starting in June 2017 and the impact of such right on our ability to refinance our existing indebtedness when it matures, including debt under our renewed senior secured credit agreement and the indentures governing the notes;

•	competition within the Orlando theme park market;

•	our dependence on Universal City Studios Productions (formerly known as Vivendi Universal Entertainment or “VUE”) and its affiliates;

•	the loss of material intellectual property rights used in our business;

•	the occurrence of a change of control as defined in our material agreements;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the dependence of our business on air travel;

•	geopolitical or environmental events that could impact travel to Florida;

•	the loss of key distribution channels for ticket sales;

•	publicity associated with accidents occurring at theme parks;

•	the seasonality of our business; and

•	risks related to unfavorable outcomes of our legal proceedings.

There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report.

All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business.

Certain definitions and financial presentation

In this annual report on Form 10-K, unless otherwise indicated or the context otherwise requires: “UCDP” refers to Universal City Development Partners, Ltd., a Florida limited partnership. “UCDP Finance” refers to UCDP Finance, Inc., a Florida corporation and a wholly owned subsidiary of UCDP. The “registrants” refers to UCDP and UCDP Finance, collectively. “Universal Orlando”, “we”, “us”, “our” or the “Company” refers to the registrants and their respective subsidiaries. “Holding I” refers to Universal City Florida Holding Co. I, a Florida general partnership, and “Holding II” refers to Universal City Florida Holding Co. II, a Florida general partnership. “Holdings” or “UCHC” refers collectively to Holding I and Holding II. “Universal Orlando Resort” refers to the resort in Orlando, Florida, which includes our two theme parks (Universal Studios Florida and Universal’s Islands of Adventure), our entertainment complex (Universal CityWalk), and the three themed hotels owned by UCF Hotel Venture. “UCF Hotel Venture” refers to Loews Portofino Bay Hotel at Universal Orlando® Resort (or “Loews Portofino Bay Hotel”), Hard Rock Hotel® and Loews Royal Pacific Resort at Universal Orlando® Resort (or “Loews Royal Pacific Resort”), in which Universal City Studios Productions LLLP has an indirect noncontrolling interest and from which we derive revenue related to lease payments reflected in the Other Revenue line item on our consolidated statements of income, although we do not own the hotel assets. “CityWalk” refers to Universal CityWalk located at Orlando, Florida. “Universal CPM” refers to Universal City Property Management II LLC, one of the partners in Holdings. “NBCUniversal” refers to NBCUniversal Media, LLC, the indirect parent of Universal Studios Company LLC and Universal City Studios Productions LLLP, and “NBCU” refers to NBCUniversal and its affiliates. “USC” refers to Universal Studios Company LLC, an indirect wholly-owned subsidiary of NBCUniversal and the indirect parent of Universal City Studios Productions LLLP. “Universal City Studios Productions” or “UCSP” refers to Universal City Studios Productions LLLP, the parent company of Universal CPM and UCDP’s manager (formerly known as Vivendi Universal Entertainment or “VUE”). “GE” refers to the General Electric Company, who indirectly owns 49% of NBCUniversal, while “Comcast”refers to Comcast Corporation, who indirectly owns 51% of NBCUniversal. “Blackstone” refers collectively to Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore LLC and Blackstone Family Media Partnership III LLC and their sole members, who hold each of their respective interests in and are the remaining partners in Holdings. The “Partners” refers to UCDP’s ultimate owners, Universal CPM and Blackstone, on a combined basis. “Universal Parks & Resorts Vacations” refers to UCDP’s subsidiary Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations. “Universal Orlando Online Merchandise Store” or “UOOMS” refers to a subsidiary of UCDP. Universal Parks & Resorts Vacations and UOOMS guarantee the 2015 notes and the 2016 notes (each as defined below). “Universal Parks & Resorts” or “UPR” refers to a division of UCSP. Our organizational and ownership structure is graphically depicted below under “Item 1. Ownership and organizational structure.” The “2004 senior secured credit agreement” and the “2004 senior secured credit facilities” refer to UCDP’s Amended and Restated Credit Agreement dated as of December 9, 2004, as amended, and the credit facilities provided thereunder, respectively. The terms “renewed senior secured credit agreement” and “renewed senior secured credit facilities” refer to the amendment and restatement of the 2004 senior secured credit agreement and the facilities provided thereunder, respectively, which are included in our consolidated financial statements included elsewhere in this report. The “2015 notes” or “senior notes” refers to the 8 7/8% senior notes issued by the registrants which are included in our consolidated financial statements included elsewhere in this report. The “2016 notes” or “senior subordinated notes” refers to the 10 7/8% senior subordinated notes issued by the registrants which are included in our consolidated financial statements included elsewhere in this report. We sometimes refer to the 2015 notes and the 2016 notes in this report together as the “notes”, while the holders of the notes are referred to as “noteholders.” The “April 2010 notes” refers to the 11 3/4% senior notes issued by UCDP which were included in our consolidated balance sheets and interest expense associated therewith was included in our statement of operations, in each case, prior to the refinancing thereof in November 2009. The “May 2010 notes” refers to the floating rate senior notes and the 8 3/8% senior notes issued by Holdings and its affiliates which were not included in our consolidated financial statements. The April 2010 notes and the May 2010 notes were redeemed or repurchased during the year ended December 31, 2009 as described more fully in note 5 to our audited consolidated financial statements included elsewhere in this report. The term “Partnership Agreement Amendment” refers to the amendment of UCDP’s partnership agreement executed as of October 18, 2009 in connection with the amendment to the Consultant Agreement (as defined herein).

For a detailed description of certain potential transactions between our partners, see Item 1A. Risk Factors – Risks related to the right of first refusal and drag along right between our partners.

This report on Form 10-K contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA (as defined herein by reference to UCDP’s Annual Incentive Plan) and Covenant EBITDA. All references to Covenant EBITDA refer to net income (loss) before interest, taxes and depreciation and amortization and certain other adjustments permitted by the definition of EBITDA in our renewed senior secured credit agreement and the indentures governing the notes. For further explanation of EBITDA and Covenant EBITDA and a reconciliation of EBITDA and Covenant EBITDA from Net Income and from Net Cash And Cash Equivalents Provided By Operating Activities, see “Item 6. Selected Financial Data.”

Market and industry data

This report includes market and industry data that we obtained from periodic industry publications and internal company and in-park surveys. This report includes market share and industry data that we prepared primarily based on management’s knowledge of the industry and industry data. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we are not aware of any misstatements regarding any market or industry data presented herein, we cannot assure you of the accuracy and completeness of such information. We have not independently verified any of the data from third party sources nor have we ascertained the underlying economic assumptions relied upon therein.

Trademarks and copyrights

Universal Studios Florida, Universal’s Islands of Adventure, Universal Studios, Universal Orlando, Universal CityWalk, Universal Parks & Resorts Vacations, TWISTER...Ride It Out, E.T. Adventure, JAWS, Revenge of the Mummy, Pteranodon Flyers, The Lost Continent, Poseidon’s Fury, The Eighth Voyage of Sindbad, Halloween Horror Nights, CityWalk and Red Coconut Club are registered trademarks of Universal Studios. Hollywood Rip Ride Rockit, CityWalk’s Rising Star, Disaster! A Major Motion Picture Ride...Starring You!, Bob Marley’s—A Tribute to Freedom, the groove, and Universal Express Plus are service marks of Universal Studios. HARRY POTTER, character names and related indicia are trademarks and copyrights of Warner Bros. Entertainment, Inc. Harry Potter Publishing Rights are copyrights of JKR. The Simpsons are trademarks and copyrights of Twentieth Century Fox Film Corporation. The Amazing Adventures of Spider-Man, Spider-Man, The Incredible Hulk Coaster, Dr. Doom’s Fearfall, Storm Force Accelatron, Marvel Super Hero Island and Marvel Super Hero character names and likenesses are trademarks and copyrights of Marvel and copyrights of Universal Studios. Barney and A Day in the Park with Barney are trademarks and copyrights of Lyons Partnership, L.P. The names and characters Barney, Baby Bop, BJ and Super-Dee-Duper are trademarks of Lyons Partnership, L.P. Barney and BJ are Reg. U.S. Pat. & Tm. Off. Jurassic Park, Jurassic Park River Adventure, Camp Jurassic, and Jurassic Park Discovery Center are registered trademarks of Universal Studios/Amblin. Dudley Do Right’s Ripsaw Falls is a trademark and copyright of Ward Prods. Popeye & Bluto’s Bilge Rat Barges and all Popeye characters are trademarks and copyrights of KFS, Inc. and trademarks of Hearst Holdings, Inc. Dr. Seuss properties are trademarks and copyrights of Dr. Seuss Enterprises, L.P. T2 and Terminator are registered trademarks of StudioCanal Image S.A. Men In Black and Alien Attack are trademark and copyrights of Columbia Pictures Industries, Inc. Beetlejuice and all related characters and elements are trademarks and copyrights of Warner Bros. Entertainment, Inc. Nickelodeon, SpongeBob SquarePants, Rugrats, SpongeBob SquarePants created by Stephen Hillenberg. Rugrats created by Klasky Csupo, Inc. Woody Woodpecker’s KidZone and Woody Woodpecker’s Nuthouse Coaster are registered trademarks of Walter Lantz. Shrek 4-D is the trademark and copyright of DreamWorks Animation, LLC. Hard Rock Hotel, Hard Rock Cafe and Hard Rock Live are registered trademarks of Hard Rock Cafe International (USA), Inc. Pat O’Brien’s is a copyright of Pat O’Brien’s Bar, Inc. Emeril’s is the registered trademark of Emeril Lagasse. Jimmy Buffett’s Margaritaville is the registered trademark of Jimmy Buffett. Latin Quarter is the trademark of Latin Quarter Entertainment, Inc. NASCAR is a registered trademarks of NASCAR, Inc. Bubba Gump Shrimp Co. Restaurant & Market is a registered trademark and copyright of Par, Plc. Cinnabon is the registered trademark of Cinnabon, Inc. Starbucks is a registered trademark of Starbucks Coffee Company. Blue Man Group is a registered trademark of Blue Man Productions, Inc. Fossil is the registered trademark of Fossil, Inc. Fresh Produce is the registered trademark of Fresh Produce Sportswear, Inc. Quiet Flight is the registered trademark of Seal Trademarks Pty. NBA City is the registered trademark of NBA Properties, Inc. Walt Disney World, The Magic Kingdom, EPCOT, Disney’s Hollywood Studios and Disney’s Animal Kingdom are registered trademarks and service marks of Disney Enterprises, Inc. Wet ’n Wild is the registered trademark of Wet ’n Wild, Inc. SeaWorld, Discovery Cove, Aquatica and Busch Gardens are registered trademarks of SeaWorld Parks & Entertainment. Macy’s Thanksgiving Day Parade & Related Characters are copyrights of Macy’s East, Inc.

Ownership and organizational structure

The following chart sets forth our ownership and organizational structure as of January 31, 2011:

Note: Certain percentages in the chart above do not reflect indirect ownership. Additionally NBCUniversal Media, LLC was formerly known as NBC Universal, Inc., while Universal City Studios Productions LLLP was formerly known as Vivendi Universal Entertainment LLLP.

In January 1987, Universal City Florida Partners, or “UCFP,” a Florida general partnership, was formed to develop, operate and own Universal Studios Florida. In June 1992, Universal City Development Partners, a Florida general partnership, was formed for the purpose of developing and operating Universal’s Islands of Adventure and CityWalk, which were completed and opened to the public in 1999. In January 2000, Universal City Development Partners converted into a Delaware limited partnership and changed its name to Universal City Development Partners, LP, or “UCDP-DEL,” and UCFP was merged with and into UCDP-DEL. In June 2002, UCDP-DEL was merged with and into a newly formed Florida limited partnership. UCDP is the surviving entity of that merger. UCDP Finance is a Florida corporation formed in 2003 that serves as co-issuer of the notes. Holding I and Holding II are holding companies and do not have any material assets or operations other than ownership of partnership interests in UCDP and cash.

The Blackstone Group L.P.

Affiliates of the Blackstone Group L.P. own a 50% interest in UCDP, UCDP Finance, Holding I, and Holding II. The Blackstone Group is a leading global alternative asset manager and provider of financial advisory services founded in 1985 and headquartered in New York. Blackstone manages the largest institutional private equity fund ever raised, an approximately $22 billion fund raised in 2005. Since its inception, Blackstone has raised approximately $49 billion for private equity investing and has invested in over 150 separate private equity transactions. In addition to private equity investments, Blackstone's core businesses include real estate investments, hedge fund solutions, credit-oriented funds and closed-end mutual funds. The Blackstone Group also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services.

Universal City Studios Productions

Universal City Studios Productions (formerly known as Vivendi Universal Entertainment or “VUE”) is an indirect wholly owned subsidiary of USC, which is in turn an indirect wholly owned subsidiary of NBCUniversal. Through NBCUniversal Holdings, Comcast owns 51% of NBCUniversal while GE owns the remaining 49%. NBCUniversal indirectly owns Universal City Studios Productions, which indirectly owns a 50% interest in UCDP, UCDP Finance, Holding I, and Holding II.

General

We own and operate two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and CityWalk, a dining, retail and entertainment complex, at Universal Orlando Resort, a multi-day vacation destination. Universal Orlando Resort also includes three themed hotels, Loews Portofino Bay Hotel at Universal Orlando, Hard Rock Hotel® and Loews Royal Pacific Resort at Universal Orlando, each of which are located within walking distance of our theme parks and CityWalk. These hotels are owned by UCF Hotel Venture, in which Universal City Studios Productions has an indirect noncontrolling interest. The results of the UCF Hotel Venture are not contained in our consolidated financial statements. We derive our revenue related to the three themed hotels owned by UCF Hotel Venture from lease payments reflected in the other revenue line item of our consolidated statements of income. The resort is located in Orlando, Florida. Our theme parks combine well-known movie, TV, comic and story book characters with exciting and technologically advanced rides and attractions.

Universal Studios Florida

Universal Studios Florida is a movie-and-television-based theme park designed to allow guests to become part of their favorite movies and television shows. Universal Studios Florida features more than 20 rides, attractions and shows along with facades of famous film locations. Some of our current rides and shows are:

•

Hollywood Rip Ride RockitSM: This high-tech, customizable, multi-sensory entertainment coaster has staked its claim as the most technologically advanced roller coaster in the world. The groundbreaking combination of audio and special effects engineering, sophisticated on- and off-board video and one-of-a-kind personalization takes guests on a roller coaster experience unlike any other. This coaster, which is our newest, opened in summer 2009.

•

The Simpsons Ride™: Guests careen and crash their way through Krustyland in the wild and hilarious The Simpsons Ride™. This attraction opened in May 2008 and was voted “Best New Attraction” by Theme Park Insider.com for 2008 in addition to winning the 2008 THEA Award for Outstanding Achievement—Attraction.

•	Disaster! A Major Motion Picture... Starring You!SM: Guests take a harrowing trip into the world of disaster movies.

•

Revenge of the Mummy®: Guests plunge into total darkness, as they face fireballs, beetles and an army of mummies on a psychological thrill ride. This indoor coaster won Amusement Today’s Golden Ticket Award for Best Indoor Coaster in 2010.

•	Shrek 4-D™: Guests join Shrek®, Donkey and Princess Fiona™ on a “4-D” adventure that picks up where DreamWorks’ original Oscar® winning movie left off.

•	JAWS®: A multi-sensory water-based ride adventure which brings guests face to face with a three ton great white shark during a boat ride off the coast of Amity.

•	E.T. Adventure®: Guests climb aboard star bound bicycles to help E.T.® save his dying planet and continue the saga of one of the world’s most beloved screen characters.

•	Terminator 2: 3D®: A cyber-adventure attraction that puts guests in the middle of the action with live stunts and high-tech special effects.

•	TWISTER... Ride It Out®: The attraction that puts guests a mere 20 feet away from the awesome spectacle of a five-story tornado, including intensifying winds and pounding rain in an indoor vortex.

•	MEN IN BLACK™ Alien Attack™: The world’s first life-size, ride-through interactive video game, in which guests zap aliens and compete with each other for high scores.

•

Beetlejuice’s Graveyard Revue™: A revue-style show featuring the official Universal monsters such as Frankenstein®, Dracula® and The Wolfman® singing and dancing to rock ’n roll classics. This show was redesigned during 2006 and won the “Big E” Entertainment Award presented by IAAPA for Best Overall Production, given to shows within various production budget ranges.

•	A Day in the Park with Barney™: A sing-along interactive show where children can see Barney®, Baby Bop™ and BJ® live every day.

The streets of Universal Studios Florida feature facades recreating famous movie locations in San Francisco, New York and Hollywood. These facades recreate the “backlot” and are used as locations for filmed entertainment productions. We believe Universal Studios Florida also appeals to younger children with attractions such as Woody Woodpecker’s KidZone® and A Day in the Park with Barney, featuring an interactive show and play area for pre-schoolers. Attractions such as Beetlejuice’s Graveyard Revue provide entertainment for all ages.

As of December 31, 2010, food and beverage facilities at Universal Studios Florida included 2 full service restaurants, 4 cafeteria-style facilities and 13 fast-food locations providing more than 3,000 seats. The park also has more than 25 food snack carts. Each October, Universal Studios Florida typically hosts Halloween Horror Nights, which won the Golden Ticket Award for Best Halloween Event in 2010. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

Universal’s Islands of Adventure

With more than 20 rides, attractions and shows, Universal’s Islands of Adventure is an award-winning theme park that combines advanced technology, innovative ride design and popular themes and characters to provide guests with exciting entertainment experiences drawn from the great stories of comics, movies, myths and books. In November 2010, the park was awarded four Themed Entertainment Association Thea Awards related to its Wizarding World of Harry PotterTM themed area. Additionally, Universal’s Islands of Adventure won the 2006 Applause Award that is given out every two years by the International Association of Amusement Parks and Attractions to the theme park whose management, operations and creative accomplishments have inspired the amusement industry with their thought, originality and sound business development, and was selected as the “Best Theme Park” by Theme Park Insider in four of the last nine years including 2010.

Visitors enter Universal’s Islands of Adventure through a Port of Entry® where they begin their journey through the themed islands of the park. In this area, visitors find numerous street merchants, shops and restaurants. Once through the Port of Entry, our guests have a panoramic view across a large central lagoon surrounded by six distinct and individually themed islands:

•

The Wizarding World of Harry Potter™: Having opened in June 2010, a themed-island inspired by J.K. Rowling’s compelling stories and characters, which is faithful to the visual landscapes of the highest-grossing movie franchise in film history, provides a one-of-a-kind opportunity to experience the magical world of Harry and his friends. The fully immersive, themed island with multiple rides and attractions enables guests to experience some of the most iconic locations found in the books and the films, including the village of Hogsmeade and even Hogwarts castle itself. The themed island includes the groundbreaking attraction, Harry Potter and the Forbidden Journey™, which has opened to rave reviews as evidenced by it winning Theme Park Insider’s Best New Attraction award for 2010 as well as Amusement Today’s Golden Ticket Award for Best New Ride for 2010.

•

Seuss Landing™: The beloved characters of Dr. Seuss come to life in Seuss Landing™ with rides and attractions such as The Cat In The Hat™, Caro-Seuss-el™, One Fish, Two Fish, Red Fish, Blue Fish™, If I Ran The Zoo™ and The High In The Sky Seuss Trolley Train Ride!™.

•

The Lost Continent®: In The Lost Continent, visitors participate in rides and attractions featuring epic heroes and their many adventures, including Poseidon’s Fury®, an expedition of explorers that rediscovers a legendary lost underwater city; and The Eighth Voyage of Sindbad® stunt show, a live-action stunt showcase, which combines stunts, pyrotechnic effects and high seas heroics. The marketplace at The Lost Continent surrounds visitors with games of skill and chance, numerous themed shops, and live entertainment.

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

•

Toon Lagoon®: In Toon Lagoon, a line-up of popular comic strip and cartoon characters comes to life on rides and attractions such as Popeye and Bluto’s Bilge-Rat Barges®, where passengers white-water raft around Popeye’s island in pursuit of Popeye®, Bluto™, Olive Oyl™ and Swee’ Pea; and Dudley Do-Right’s Ripsaw Falls®, a high-speed log flume ride featuring appearances by the cast of characters from the Dudley Do-Right animated television series.

•

Marvel Super Hero Island®: Visitors to Marvel Super Hero Island® discover superheroes and arch villains locked in battle in a place where good always triumphs over evil. Marvel Super Hero Island® employs a combination of motion simulation and theatrical production techniques to create a unique theme park experience for our guests with such rides as The Amazing Adventures of Spider-Man®, voted “Best Dark Ride” by Amusement Today in 2010, the Incredible Hulk Coaster®, which launches riders upward 150 feet and reaches top speeds of 67 miles per hour, and Dr. Doom’s Fearfall®, where guests skyrocket 150 feet straight up and then plunge back to earth in less than 3 seconds.

As of December 31, 2010, food and beverage facilities at Universal’s Islands of Adventure included 2 full service restaurants, 5 cafeteria-style facilities and 19 fast-food locations providing almost 3,500 seats. The park also has more than 20 food snack carts. Universal’s Islands of Adventure also features Mythos, our award winning sit down restaurant that was named “Best Theme Park Restaurant” by Theme Park Insider in 2008 for the sixth straight year. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

CityWalk

CityWalk is a diverse collection of restaurants, retail outlets, nightclubs and a 20-screen cineplex located between the entrances to both Universal Studios Florida and Universal’s Islands of Adventure. The 30-acre complex offers free general admission, except for parking fees and cover charges for admission to various night clubs or shows. Easily accessible by foot or boat from the three on-site hotels and our theme parks, CityWalk’s restaurants and storefronts offer a selection of daytime dining and shopping opportunities. In the evening, as guests emerge from our theme parks, CityWalk provides a comprehensive array of nighttime entertainment facilities, including dance clubs and live entertainment. Patrons of CityWalk can enjoy:

•

A wide variety of table service restaurants including Emeril’s® of Orlando, Hard Rock Cafe® Orlando, Jimmy Buffett’s® Margaritaville®, Latin Quarter™, The Sports Grille by NASCAR, NBA City and Bubba Gump Shrimp Co. Restaurant & Market®, along with numerous fast-food venues featuring various themes designed to cater to a wide variety of tastes.

•

Nightclubs such as Bob Marley’s—A Tribute to FreedomSM, the grooveSM, CityWalk’s Rising Star, Pat O’Brien’s® Orlando and the Red Coconut Club® that offer guests an array of music from reggae to blues, as well as other live entertainment and dancing; Jimmy Buffett’s® Margaritaville® and Latin Quarter™ also turn into nightclubs after 11:00 p.m.

•	Hard Rock Live® Orlando concert venue, which has featured many popular recording artists.

•	Retail stores, such as Island Clothing Co., Fresh Produce®, Fossil® and Quiet Flight® Surf Shop.

•

A 20-screen movie theater which ranks in the top five in Orlando market share, based on revenues as reported by Rentrak Corporation. In December 2009, the theater introduced an IMAX screen featuring IMAX’s digital projection system as well as its sound system.

•

A 1,015 seat Sharp AQUOS theater houses the Blue Man Group show, one of seven permanently based Blue Man Group productions produced throughout the world. The Blue Man Group show combines music, comedy and multimedia theatrics to produce a totally unique form of entertainment.

As of December 31, 2010, there were 38 facilities at CityWalk. We owned and operated 15 of these facilities and leased 23 to third parties and affiliated entities. Pursuant to a management agreement, we manage one of the facilities that we lease to a third party. We also have an ownership interest in the form of joint ventures for five of the entities that lease establishments from us.

Intellectual property

UCDP licenses the right to use a substantial number of intellectual properties as walk-around characters and as themed elements in rides, attractions, food and retail outlets as well as on merchandise developed by or for us. UCDP’s rights to use third party intellectual property are of critical importance to our operations and currently cost us a minimum of $10.8 million (plus volume-based fees) annually. We have acquired the right to use the majority of this intellectual property pursuant to the terms of UCDP’s partnership agreement which has been confirmed by the Universal License Agreement. UCDP also licenses certain intellectual property rights directly from unaffiliated third parties, including certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures, which are licensed directly to UCDP pursuant to the WB Agreement, and various elements based on The Simpsons™, including certain characters and elements licensed to us pursuant to the Fox Agreement. The Universal License Agreement and our partnership agreement were amended on May 25, 2007, in connection with the execution of the WB Agreement. References to the Universal License Agreement and our partnership agreement are to those documents as amended in connection with the WB Agreement.

Certain of UCDP’s license agreements and the indentures governing the notes have change of control provisions. The change of control provisions are the result of negotiations among UCDP and the other parties to such agreements. Any decision related to entering into a transaction that would constitute a change of control (as defined in such agreements) would require the approval and/or participation of the partners; accordingly, the timing, terms and decisions with respect to any such transaction are outside of our control. There are various consequences to us if a change of control occurs under UCDP’s license agreements, including, in some circumstances, termination of the applicable license agreement. Under certain circumstances, a given event could trigger the change of control provisions of some of the license agreements without triggering the change of control provisions of the indentures governing the notes. For example, if Blackstone were to increase its combined voting power in Holding I and Holding II to greater than 50% of each of such entities, this event would trigger the change of control provisions of the WB Agreement. At 100% combined voting power in Holding I and Holding II, the event would also trigger the change of control provisions of UCDP’s partnership agreement, as confirmed through the Universal License Agreement. Also, if Blackstone or an entity with more than 50% of UCDP’s capital stock owned by Blackstone acquired an ownership interest in Universal CPM, this event would trigger the change of control provisions of both UCDP’s partnership agreement, as confirmed through the Universal License Agreement, and the WB Agreement, without triggering the change of control provisions of the indentures governing the notes.

Universal License Agreement

The Universal License Agreement confirms the grant to UCDP, pursuant to UCDP’s partnership agreement, of a non-exclusive right to use the name “Universal” in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by the Universal License Parties, including rights licensed by the third parties to the Universal License Parties and then sublicensed by the Universal Licensed Parties to UCDP. The rights under UCDP’s partnership agreement, as confirmed by the Universal License Agreement, are granted to UCDP without cost, except for reimbursement of costs paid by the Universal License Parties to unaffiliated third parties to obtain or maintain third party licenses, and are subject to third party contractual limitations. UCDP’s partnership agreement, as confirmed by the Universal License Agreement, also provides that UCDP will be informed of the status of negotiations relating to potential acquisitions of proprietary creative elements for possible new attractions at our theme parks.

UCDP’s partnership agreement, as confirmed by the Universal License Agreement, provides that UCDP’s right to use the Universal name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after a change of control, as described in UCDP’s partnership agreement, (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB agreement in accordance with its terms. Our right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us (other than the special fees we pay to Universal City Studios Productions), subject to third party contractual limitations, until the later of the expiration or termination of the WB Agreement in accordance with its terms or, if sooner, the date that neither we nor a permitted successor or assign is a party to the WB Agreement, or the date such intellectual property rights would otherwise cease to be licensed to us. The Universal License Parties are required to continue to license new and additional intellectual properties to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect. Following the expiration or termination of the WB Agreement in accordance with its terms, the Universal License Parties must continue to license to us existing intellectual property and those that are planned to be utilized at the time of such expiration or termination, for so long as we continue to operate our theme parks at a substantially similar standard, even if the Universal License Parties no longer have an ownership interest in us. If, however, Blackstone or a third party unaffiliated with the Universal License Parties acquires all of the partnership interests in us then following the expiration or termination of the WB Agreement in accordance with its terms, the Universal License Parties are not required to grant us a license to any new intellectual property rights that they may acquire or develop in the future that may be or become useful or necessary for the operation of our theme parks.

Intellectual properties licensed to UCDP under the Universal License Agreement include the following:

•	The Amazing Adventures of Spider-Man®; Doctor Doom’s Fearfall®; The Incredible Hulk Coaster®; and Storm Force Accelatron® licensed by Marvel Characters, Inc.

•

The Cat in the Hat™ , If I Ran the Zoo™, One Fish, Two Fish, Red Fish, Blue Fish™, The High in the Sky Seuss Trolley Train Ride!™, Caro-Seuss-el™ and all other Dr. Seuss-related thematic elements licensed by Dr. Seuss Enterprises, L.P.

•	Shrek®, as seen in Shrek 4-D™, licensed by DreamWorks Animation, LLC.

•	Popeye & Bluto’s Bilge-Rat Barges® and Olive Oyl™ licensed by King Features Syndicate, a division of The Hearst Corporation.

•	Dudley Do-Right’s Ripsaw Falls® licensed by Jay Ward Productions, Inc.

•	Various Nickelodeon elements licensed by MTV Networks.

The intellectual property rights UCDP licenses from others vary in term, with some lasting for as long as the relevant attraction is operational and others expiring periodically over the next several years. The intellectual property rights granted to UCDP pursuant to UCDP’s partnership agreement, as confirmed by the Universal License Agreement, and our other third party license agreements generally include the right to use all creative elements, trademarks, trade names and characters in theming for rides and attractions and in retail outlets, and, in some cases, to feature them as walk-around characters. Most of UCDP’s license agreements are subject to customary approval rights concerning the design of merchandise and marketing materials using the themed elements owned by the licensors. Most of UCDP’s intellectual property rights, whether acquired directly or pursuant to UCDP’s partnership agreement, as confirmed by the Universal License Agreement, require the payment of basic license and royalty fees to unaffiliated third parties on merchandise manufactured by or for us that include the licensed elements and are generally terminable if UCDP breaches by failing to maintain quality standards or failing to use the properties in accordance with the license.

While some intellectual properties used at our theme parks and the full scope of our present use of some intellectual properties may not, in all cases, be covered by formal licenses, we believe UCDP’s rights to use these intellectual properties are secured on the basis of custom, practice and knowledge of the relevant intellectual property owners. We believe that UCDP’s rights to the intellectual properties we use at our theme parks are sufficient for the current operation of our business.

The following is a brief description of the material terms of the material license agreements entered into by USC or its affiliates through which UCDP sublicenses the right to use certain of its themed elements:

Marvel

USC has a license agreement with Marvel Characters, Inc. (“Marvel”) pursuant to which UCDP holds a sublicense to use properties and elements owned by Marvel. Marvel receives an annual license fee and a guaranteed annual royalty fee for all merchandise themed with Marvel characters. Pursuant to the license agreement, the Marvel properties are entitled to certain levels of advertising and publicity in connection with the marketing of our theme parks. Our use of the Marvel elements for theming, promotions and other purposes are subject to Marvel’s reasonable approval. We have geographical exclusivity east of the Mississippi River with regard to the specific Marvel characters we utilize. The license for the Marvel properties does not prohibit its assignment and is for the duration of our use of attractions themed around Marvel characters.

On December 31, 2009, the Walt Disney Company acquired Marvel Entertainment. We believe our agreement with Marvel stands and that the transaction will not impact our ability to use characters and attractions currently in use. In addition, we do not expect the transaction to have any impact on our guest experience.

In addition, the applicable NBCU subsidiary executed an agreement with Disney Enterprises, Inc. that maintains the confidentiality of our confidential business information provided pursuant to our and our affiliates’ agreements with Marvel and prevents inappropriate disclosure of our confidential information that could be used by the Parks and Resorts business of The Walt Disney Company, or for any of the theme parks or resorts of The Walt Disney Company (or any of its subsidiaries’ or licensees’), for anticompetitive purposes. After two years, such agreement is terminable by either party on six months notice.

Dr. Seuss

USC has a license agreement with Dr. Seuss Enterprises, L.P. (“Dr. Seuss Enterprises”) pursuant to which we obtain the right to use characters owned by Dr. Seuss Enterprises. USC has theme park exclusivity in certain territories, including the United States, for use of the Dr. Seuss elements with the provision that USC will not develop or operate more than three theme parks based on Dr. Seuss elements in the United States, as well as a non-exclusive license to make and sell Dr. Seuss themed merchandise. Dr. Seuss Enterprises is paid a guaranteed yearly merchandise royalty that varies with the paid attendance at our theme parks for the applicable year. The license will continue for so long as the Dr. Seuss properties are used in our theme parks and is assignable to a successor owner of theme parks containing Dr. Seuss elements.

DreamWorks

The term of the license agreement that USC had with DreamWorks, L.L.C. (“DreamWorks”) and DreamWorks Animation, LLC, pursuant to which we held a sublicense allowing us to incorporate certain properties and elements owned or controlled by DreamWorks into our theme parks, was terminated on January 31, 2006; however the agreement provides for certain rights to be retained by USC pursuant to the “Post-Term Exploitation of Properties” section of the agreement. Pursuant to this section, we continue to hold a sublicense which allows us to continue to operate our Shrek 4-D™ attraction, use certain strolling characters, and develop and sell merchandise based upon DreamWorks properties we used prior to January 31, 2006, for so long as we continue to pay to DreamWorks the applicable annual fees and merchandise royalties for such use.

King Features

Universal City Studios LLC, a subsidiary of USC, has a license agreement with King Features Syndicate, a division of The Hearst Corporation, pursuant to which we obtain the right to use certain characters, such as Popeye®, Bluto™ and Olive Oyl™. We have a license to use the King Features elements for our theme park attractions, advertising, publicity and marketing, subject to reasonable approval rights of King Features, until 2019, with options to renew in ten-year successive increments so long as we continue to operate a Popeye® themed attraction. The license is assignable and Universal City Studios LLC has theme park exclusivity within the United States and Canada with respect to the use of the characters and a non-exclusive right to manufacture and sell related merchandise. King Features receives an annual fee and a guaranteed annual royalty fee for all merchandise themed with King Features characters.

The following is a brief description of the material terms of the WB Agreement, which UCDP licenses directly from Warner Bros. Consumer Products, Inc.:

Harry Potter

Pursuant to the WB Agreement, UCDP has directly licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures. This license is used, among other purposes, for appropriately themed attractions, merchandise stores and food venues which have been incorporated in a new themed area at Universal’s Islands of Adventure that includes a re-themed portion of one of its existing “islands” and additional undeveloped real estate. This themed-island opened in June 2010. Under the terms of the agreement, we have the right to use the licensed property until approximately nine years after the scheduled grand opening date of the attractions. We also have the ability to extend the term for two successive five-year renewal periods. Our use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to the sole approval of WB. The agreement provides us with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a 250-mile radius around Universal’s Islands of Adventure. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

The WB Agreement is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by UCSP or its affiliates, the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under the NBCU License Agreement. Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following such sale or change in control, we will no longer be managed by NBCU. In the event that, following such sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then The Wizarding World of Harry Potter™, Jurassic Park® , Seuss Landing™ and Marvel Super Hero Island® themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately.

Competitive strengths

World-class entertainment resort. We believe that we offer our guests an outstanding resort and entertainment experience anchored by two distinct theme parks featuring innovative rides, shows and attractions based on blockbuster movies and pop culture’s most incredible and timeless stories. Universal Studios Florida is a working production studio as well as a highly acclaimed movie-and-television-based theme park featuring attractions such as The Simpsons Ride™, Shrek 4-D™ and Revenge of the Mummy®. Universal’s Islands of Adventure is one of the world’s most technologically advanced theme parks and features five uniquely themed islands, each with its own adventure. Its marquee attractions include Jurassic Park River Adventure®, The Amazing Adventures of Spider-Man® and The Incredible Hulk Coaster®.

In summer 2009, Universal Studios Florida opened one of the most radically innovative coasters ever created, Hollywood Rip Ride RockitSM. In June 2010, we revealed The Wizarding World of Harry Potter™ at Universal’s Islands of Adventure, a sixth themed island that brings one of the most popular stories of our time to life. Included within this themed island are Hogsmeade™ and Harry Potter and the Forbidden Journey™, a groundbreaking new ride that was named Best New Attraction by Theme Park Insider and which helped propel Universal’s Islands of Adventure to Best Theme Park (also by Theme Park Insider). In addition, Harry Potter and the Forbidden JourneyTM won Amusement Today’s Golden Ticket Award for Best New Ride for 2010.

Universal Orlando Resort also includes CityWalk, a 30-acre nighttime entertainment complex that features restaurants, shops, clubs, and a 20-screen cineplex. The destination’s three on-site hotels include Loews Portofino Bay Hotel, Hard Rock Hotel® and Loews Royal Pacific Resort. In 2008, The World Travel Awards, referred to by The Wall Street Journal as the “Oscars of the Travel Industry”, named Universal Orlando as the World’s Leading Theme Park.

Orlando, Florida location. Our theme parks are located in Orlando, Florida, widely recognized to be the theme park capital of the world, with seven major theme parks and the largest annual theme park attendance in the United States. According to a July 2007 Forbes report, Orlando is the third most visited city in the U.S. Theme park attendance in Orlando has grown significantly since 1990 from 33.8 million to an estimated 63.5 million in 2009 for a compound annual growth rate of approximately 3.4%. We believe this growth was fueled by the introduction of new theme parks and attractions, continued investment in Orlando’s infrastructure and industry-wide marketing activities.

Globally recognizable brands. We have obtained licenses from some of the most recognized entertainment companies in the world, allowing us to create a diverse and compelling collection of globally recognized movie, TV, comic and story book characters that appeal to kids of all ages. Major licensors include Marvel Entertainment for Spider-Man™ and The Incredible Hulk™, Twentieth Century Fox for The Simpsons™, DreamWorks Animation for Shrek® and Madagascar®, Universal Pictures for The Mummy, Amblin Entertainment for Jurassic Park®, E.T.®, and JAWS® and characters from Dr. Seuss Enterprises and Nickelodeon Studios. In June 2010, under license from Warner Bros., we introduced The Wizarding World of Harry Potter™ themed island based on the hugely successful film and book series by J.K. Rowling. We believe our collection of characters, brands and themes and our well-established legacy with feature-film production and Hollywood provide us with highly effective means of attracting consumers to our theme parks.

Capital investment. Since 1990, we have invested approximately $3.8 billion in our theme parks and resort infrastructure, including $2.3 billion invested in connection with the opening of Universal’s Islands of Adventure, CityWalk and related resort infrastructure, in addition to amounts invested on our recent attractions including The Simpsons Ride™, Hollywood Rip Ride RockitSM and The Wizarding World of Harry Potter™. We believe that this capital investment has created a world-class theme park vacation destination with some of the most exciting and technologically advanced rides and attractions for our guests.

Our strategy

Our vision is to be recognized as a leading multi-day entertainment vacation destination, particularly suited for families with school age children and young adults. To this end, we intend to continue to capitalize on our competitive strengths by pursuing the following strategies:

Provide innovative entertainment experiences based on globally recognized brand stories. It is our goal to provide guests with innovative and immersive theme park experiences that bring their favorite stories and characters to life. In order to cater to the evolving entertainment desires of our guests, we plan to continue the development of relevant, technologically advanced, thrill and theme-based rides and attractions. As part of this strategy, we introduced The Simpsons Ride™ attraction in spring of 2008 and Hollywood Rip Ride RockitSM, which allows guests to select their own sound track to customize their exhilarating ride experience, in summer 2009. Recognized as an industry leader in technologically advanced rides and attractions, Universal Orlando received the Best Theme Park Attraction Award in 2008 from the Themed Entertainment Association and the Best New Theme Park Attraction Award by Theme Park Insider for The Simpsons Ride™ . Theme Park Insider also awarded Best New Attraction to Revenge of the Mummy® in 2004, and Best Overall Attraction to The Amazing Adventures of Spider-Man® in 2002, 2003 and 2004. In June 2010, we opened Harry Potter and the Forbidden Journey™, a groundbreaking new ride that has received worldwide media coverage while winning prestigious awards including the Best New Attraction by Theme Park Insider.

Inspired by J.K. Rowling’s compelling stories and characters, and faithful to the visual landscapes of the highest-grossing movie franchise in film history, The Wizarding World of Harry Potter™ provides a one-of-a-kind opportunity to experience the magical world of Harry and his friends. The fully immersive, themed island with multiple rides and attractions enables guests to experience some of the most iconic locations found in the books and the films, including the village of Hogsmeade and even Hogwarts castle itself.

To complement our menu of rides and attractions, we also provide fun and interactive live stage shows such as Beetlejuice’s Graveyard Review™ and The Eighth Voyage of Sindbad® stunt show as well as a variety of street entertainment to create a high level of energy and excitement throughout our theme parks. Building on our legacy of providing guests with experiences featuring a collection of globally recognized characters and brands, we also provide compelling food and merchandise offerings based on well-recognized restaurants such as Emeril’s® Restaurant Orlando, Bubba Gump Shrimp Co. Restaurant & Market®, Hard Rock Cafe® Orlando and Jimmy Buffett’s® Margaritaville®, along with branded products by such companies as Starbucks® Coffee, Cinnabon®, Oakley® Sunglasses and Billabong. We maintain our theme parks as a safe and comfortable environment with attractive and appealing surroundings based on feedback from our guests. Tracking studies conducted in our major market areas allow us to track awareness and perception of our core brand attributes and response to our marketing and sales initiatives. Frequent guest satisfaction surveys enable us to monitor performance in order to improve guest service and hospitality. This information also allows us to monitor and adapt to changes and opportunities in our marketplace.

Promote Universal Orlando Resort as a premier vacation destination. We use a number of media and distribution channels to promote Universal Orlando Resort as a multi-day theme park destination. Our media campaigns are developed and executed based on distinct segment insights for audiences within Florida, in the United States outside of Florida (the “outer U.S.”) and in each of our primary international markets.

According to a 2010 report of the U.S. Travel Association, “Travelers’ Use of the Internet,” approximately 74% of all U.S. adults, or 168 million individuals, use the Internet. Further, 72% of these U.S. adult Internet users are travelers, which translates into approximately 122 million travelers online. Approximately 76% of these individuals, or nearly 93 million U.S. adults, used the Internet to plan trips during the past 12 months. Therefore, we continue to focus our efforts on expanding and improving our online capabilities and our data- and technology-enabled marketing and sales programs. We expect these efforts will enable us to improve the relevancy and the efficiency of our online communications.

In addition, we utilize strategic channels to increase marketing power. We have regional offices in our top markets and we promote our products through top travel wholesalers that sell Orlando as a destination. We work with top travel agency chains throughout the United States, including the American Automobile Association (“AAA”), American Express Travel, Travelocity, Expedia, Orbitz, Travelsavers and Vacation.com. Universal Parks & Resorts Vacations, our subsidiary travel company, expands our overall marketing and sales reach by promoting complete vacation packages that include airline seats, hotels, theme park tickets, car rentals and other travel components to consumers and travel agencies. We also use a number of sales and distribution channels within the state of Florida, such as Guest Service or hotel concierge desks, timeshare sales offices and receptive operators, to reach guests while on vacation and ensure we remain on their Central Florida itinerary.

We also benefit from our association with NBCU and a variety of corporate sponsorships that continue to provide us with significant media exposure and promotional support in exchange for access, programming content and special offerings, but without substantial cash expenditure on our part. Promotional tie-ins with Universal movie and DVD releases, a cooperative direct marketing campaign with American Express and participation in the “My Coke Rewards” program are examples of this type of involvement.

Capitalize on appeal to families with school age children and young adults. We believe our attractive mix of high energy, exhilarating experiences combined with contemporary themes positions us well with this audience.

Develop effective ticket sales strategies for each market segment. Through in-park surveys, we track our theme park attendance from three distinct points of origin: visitors from the outer U.S., international visitors and Florida residents. Our largest market segment is visitors from the outer U.S., representing approximately 39% of our admissions in 2010. We have actively pursued this market segment by employing national media and promotional campaigns, partnering with travel agencies and enhancing our Internet marketing with the goal of increasing prepaid multi-day ticket sales. In 2010, approximately 33% of our admissions were international visitors. Given their extended time in market, we encourage these international guests to buy prepaid multi-day tickets by using a number of incentives, such as extended length of stay tickets and bundling with other area attractions such as Wet ‘n Wild®, SeaWorld®, Aquatica™ and Busch Gardens®. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2010, approximately 28% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during non-peak periods. Examples of these events include Halloween Horror Nights®, Grinchmas™, Mardi Gras and the Macy’s Holiday Parade™. To capitalize on the strength of these events, we have introduced a range of annual ticket programs designed to maximize attendance and encourage loyalty from the Florida market.

Maximize the overall visitor experience. We seek to expand our portfolio of products to enhance the guest experience while maximizing financial results. We devote considerable effort toward developing innovative products that provide our guests with added convenience, enhanced flexibility and increased value. For instance, our Universal ExpressSM Plus (“UEP”) reduces our guests’ wait times at certain attractions and shows and affords our guests added convenience while yielding an incremental revenue stream for us. Additionally, we have developed the FlexPay program, which allows guests to purchase annual tickets while paying for them in installments throughout the year, thus providing guests with enhanced flexibility while increasing our base of annual ticket holders. We also offer the Universal Meal Deal ticket, which permits guests to enjoy all the food they can eat at certain restaurants within our theme parks. This product provides our guests with increased value while helping to keep guests on property for their dining needs.

Competition

The U.S. theme park industry is comprised of over 400 parks and attractions located all over the continental United States, including local amusement parks, larger regional parks, which tend to focus on roller coasters and other “iron rides”, and larger scale destination theme parks. Theme park attendance and nearby hotel occupancy generally peak during school vacation periods over the summer and during early winter and spring holiday periods.

The Orlando theme park market is extremely competitive, with seven major theme parks in the metro-Orlando area. The Walt Disney Company owns four of these: Disney’s Magic Kingdom®, Epcot®, Disney’s Hollywood Studios™ and Disney’s Animal Kingdom®. The Magic Kingdom, Disney’s original Orlando theme park, benefits from strong brand recognition of its flagship icon, Mickey Mouse. Epcot is a tour through the countries of the world, Disney’s Hollywood Studios™ is a movie-based theme park and Disney’s Animal Kingdom is an animal based theme park featuring both live and imaginary animal attractions. Due partly to its longer operating history within the theme park industry, Disney has the highest level of unaided awareness in the theme park industry and commands the majority market share. Additionally, Anheuser-Busch InBev historically operated a local SeaWorld® park in Orlando, which was sold to an affiliate of Blackstone on December 1, 2009. In addition to the seven major theme parks, Orlando is also home to four water parks with which we compete. Additionally, LEGOLAND® Florida announced plans to open a theme park in late 2011 in Winter Haven, Florida, which is approximately one hour southwest of Orlando.

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

Guests to our theme parks

Guests to our theme parks can be divided into three distinct points of origin: U.S. visitors from outside of Florida, international visitors and Florida residents. As measured internally through guest surveys, we believe our largest market is U.S. visitors from outside of Florida, representing approximately 39% of our admissions in 2010. We have actively pursued this market by enhancing our Internet marketing, increasing our outer-U.S. advertising spend, and partnering with travel agencies with the goal of increasing advance multi-day ticket sales. In 2010, based on our survey data, we believe approximately 33% of our admissions were international visitors. We market to these international guests primarily with advance multi-day tickets through cooperative print, consumer advertising and online media campaigns with our marketing partners. We also partner with a number of major tour operators, particularly in the United Kingdom. In 2010, based on our survey data, we believe approximately 28% of our admissions were Florida residents. We have a series of special events to attract Florida residents to our theme parks during the non-peak seasons. Examples of these events include Halloween Horror Nights®, Mardi Gras, Grinchmas™ and the Macy’s Holiday Parade™. To capitalize on the strength of these events, we have introduced annual ticket programs in a further effort to maximize attendance from the Florida market. The following table summarizes our paid attendance by point of origin during our last three fiscal years ended December 31, (in millions):

	2010	2009	2008
Outer U.S.	4.3	3.5	4.1
International	3.7	3.1	3.5
Florida	3.2	2.7	3.0

Source: In-park guest surveys

Marketing and sales

In order to increase the number of visitors to our theme parks, we utilize various sales and marketing channels, including Internet sales channels, our subsidiary travel company (Universal Parks & Resorts Vacations), sales to timeshare operators, the establishment of joint marketing partnerships and other niche channels such as group sales. In addition, we also benefit from significant marketing spending by corporate sponsors on our behalf. Our sales and marketing expense for 2010 was $96.1 million. Our marketing activities are heavily weighted toward the key vacation planning period of February to May.

Internet sales

As measured internally through in-park surveys, in 2010 approximately 55% of our theme park guests visited our website to gather information about us, and Internet sales account for approximately 20% of our 2010 theme park ticket revenue. We have increased our focus on improving and advancing our on-line presence and e-commerce capabilities by making graphical, copy, navigational and functional modifications that we believe will strengthen brand linkage and increase ticket conversions in our online ticket store. Our online strategy also includes efforts to continuously optimize search engine marketing and display advertising to increase brand recognition, traffic to the website and online sales.

Universal Parks & Resorts Vacations

Our subsidiary, Universal Parks & Resorts Vacations, serves as our own wholesale and consumer direct travel company and accounted for approximately 6% of our 2010 theme park ticket revenue. Universal Parks & Resorts Vacations primarily sells travel packages directly to consumers and through travel industry sales. This involves organizing vacation packages, including theme park tickets to Universal Studios Florida and Universal’s Islands of Adventure, reservations for air transportation, hotel accommodations and rental car transportation. In addition, Universal Parks & Resorts Vacations operates its own travel website and guest service desks at more than 20 locations, primarily at key hotels in Orlando.

Timeshare operators and other distribution channels

A significant portion of our ticket revenue is generated through our relationships with timeshare operators in the Orlando area. Many timeshare operators purchase tickets from us at a discounted price in order to offer those tickets to consumers as a reward for taking a tour of their timeshare properties. We also sell discounted tickets to timeshare operators for sale to visitors of their timeshare properties. Ticket sales from the timeshare sales channel constituted approximately 8% of our 2010 theme park ticket revenue. A majority of these tickets are sold by a small group of major timeshare operators in the Orlando area. Due to the upheaval in the credit markets since 2008 in conjunction with the timeshare industry’s reliance on access to credit, certain timeshare operators have experienced a significant downturn in their business. A continuation or worsening of these circumstances could adversely impact this important distribution channel, which could in turn adversely impact our business. In addition to the timeshare channel, we have several other primary distribution channels, including AAA, which has more than 60 regional clubs that we use across North America. Sales from these AAA locations accounted for approximately 4% of 2010 theme park ticket revenue. Sales from hotel guest service desks accounted for approximately 4% of 2010 theme park ticket revenue. We also utilize several key domestic and international travel operators as distribution channels for our theme park tickets. A dispute with one of our key distribution channels could adversely affect our business.

Corporate sponsorships

We enter into sponsorship agreements and benefit from sponsorship agreements entered into by Universal City Studios Productions and NBCUniversal and their affiliates with national and international companies that provide us with significant marketing exposure but do not require significant cash expenditure on our part. The following is a brief summary of some of the major sponsorship agreements that benefit our business.

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

GE Money Bank

Effective January 1, 2008, GE Money Bank became the “Official Financial Services Provider” or the “Official Financial Services Sponsor” of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk and certain other Universal properties owned by our affiliates. However, on January 28, 2011, Comcast closed its transaction with GE in which Comcast acquired control of the business of NBC Universal, Inc. (now named NBCUniversal Media, LLC or “NBCUniversal”), and as part of that transaction, GE notified us that they elected to terminate their sponsorship agreement. That agreement set forth certain wind down provisions which the parties are currently following, and the termination is not expected to have a material effect on our business.

American Express

American Express has joined our family of sponsors and has been granted exclusive marketing and promotional rights as the “Official Payment Services Products Provider” of our theme parks, certain other Universal theme park properties and certain other entities owned by our affiliates. In return, American Express pays annual sponsorship and benefits fees and has committed to mutually agreed marketing and promotional programs benefiting us as well as our affiliates. American Express is the sponsor of the VIP tours at our theme parks. This agreement has an initial term through December 31, 2014.

Nestle Waters

Nestle Waters North America has been granted the right to market itself as the “Official Bottled Water” of Universal Studios Florida, Universal’s Islands of Adventure and CityWalk, has been designated as a sponsor of Shrek 4-D™ and has exclusive product availability with respect to bottled water at Universal Studios Florida, Universal’s Islands of Adventure and those portions of CityWalk wholly owned or controlled by us or our affiliates. Nestle Waters pays annual sponsorship fees and has committed to minimum marketing and promotional expenditures benefiting us as well as certain other affiliates of Universal Parks & Resorts. The sponsorship agreement has an initial term through December 31, 2012.

Seasonality

Our business is seasonal. Though the weather in Orlando allows us to admit customers on almost every day of the year, our attendance follows a seasonal pattern which coincides closely with holiday and school schedules. We address this seasonality by attempting to attract business during non-peak times and by reducing variable expenses during non-peak times.

We attempt to increase attendance during traditionally slow months in a number of ways. For instance, we try to increase attendance from local customers by coordinating special events. Halloween Horror Nights® in October covers more than 20 nights and significantly increases our local attendance. In another effort to boost local attendance and mitigate the effects of seasonality, we host our Mardi Gras special event every Saturday from early February to early April. Other initiatives include renting the parks to corporate customers for after-hour events, providing discount ticket offers to Florida residents and packaging hotel-inclusive special deals to attract customers who do not live in the Orlando area but are close enough to drive.

We also attempt to reduce variable expenses by making a number of operational adjustments during non-peak periods. For example, we reduce our operating hours based on anticipated attendance, opening at 9 a.m. and closing as early as 5 p.m. Also, certain attractions, shows, restaurants and stores are operated at reduced capacity or closed during seasonally slow times. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels.

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

The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, tropical weather systems have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, we closed our parks on four days as a result of hurricanes during 2004 and 2005. We experienced no closures from 2006 through 2010.

Capital improvements

We make annual capital investments to provide ongoing support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. For instance, during 2009 and 2008, we made purchases totaling $127.2 million and $142.9 million, respectively, for capital projects (excluding capitalized interest and payments on previously accrued liabilities), while in 2010 similar expenditures amounted to only $73.1 million. During the year ended December 31, 2008, our capital expenditures in excess of the amount permitted by the capital covenant in our 2004 senior secured credit agreement were funded through partner equity contributions. We estimate our 2011 expenditures (excluding capitalized interest, capital lease purchases and payments on previously accrued liabilities) will be approximately $75.0 million. As of December 31, 2010, our total capital investment in The Wizarding World of Harry Potter™ (which opened in the spring of 2010), Hollywood Rip Ride RockitSM (which opened in the summer of 2009), The Simpsons Ride™ (which opened in the spring of 2008), and certain system enhancements primarily including the reengineering of our website and online ticket store was approximately $385.0 million. This includes all capital expenditures to build these attractions, excluding capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods or merchandise royalties.

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

Maintenance and inspection

We maintain and develop our rides in accordance with standards developed by ASTM International for the design, manufacture, testing, operation, maintenance and inspection of amusement rides and devices. ASTM International is a not-for-profit organization that provides a global forum for the development and publication of voluntary consensus standards for design, materials, products, systems and services that are widely accepted within our industry. We use a computerized maintenance management system to manage our maintenance program, which includes daily, weekly, monthly and yearly inspections and extensive preventative maintenance.

Our in-house inspectors are certified by the National Association of Amusement Ride Safety Officials. Our in-house inspectors conduct regular inspections and file annual inspection affidavits with the State of Florida Department of Agriculture and Consumer Services, or the “FDA.” UCDP has a memorandum of understanding with the FDA pursuant to which our inspection and maintenance personnel conduct an annual consultation at our theme parks with FDA officials and representatives from other major Florida theme parks. During those site visits, our in-house inspectors consult with the FDA on our ride safety programs and conduct an educational seminar for the FDA inspectors on recent developments in amusement ride technology and safety. We also report certain ride injuries to the FDA pursuant to the memorandum of understanding.

Park operations

Although our theme parks are open almost every day of the year, we adjust our hours of operation, as well as our staffing levels, based on expected attendance. The management of the day-to-day operation of our theme parks by our management team is overseen by UCDP’s manager, Universal City Studios Productions, pursuant to the terms of UCDP’s partnership agreement.

Principal products

Ticket sales

In connection with our strategy to maximize revenue and profit opportunities, we regularly review our ticket price levels and sales mix to capitalize on opportunities to implement selective price and product adjustments. We offer a number of ticket options to our theme park guests. Historically, we offered two types of one-day tickets. The first one-day ticket entitled the guest to visit either Universal Studios Florida or Universal’s Islands of Adventure for an entire day. The second type of one-day ticket entitled the guest to visit both Universal Studios Florida and Universal’s Islands of Adventure for an entire day. In January 2010, we reconfigured our ticket offerings as one-day, two-day, three-day, four-day, and seven-day tickets. Each of the tickets is valid for admission to Universal Studios Florida and/or Universal’s Islands of Adventure, one park per day, during the specified number of days. However, all of these tickets are valid for a 14-day period including first day of use. In addition to expanding the product offerings, we also added an option for the guest to upgrade access to both parks on the same day. The ability to visit both parks on the same day adds flexibility to the ticket and is offered at an additional charge.

Universal Orlando also offers several two-park annual ticket products. The first annual ticket option (Premier Pass) entitles a guest to unlimited visits to both of our theme parks for a full year with no restrictions and includes free valet parking, free kennel use, and after 4:00 PM Universal Express PlusSM (“UEP”) ride access. The second annual ticket option (Preferred Pass) also includes unlimited visits for a full year with no restrictions and includes free self parking. The third annual ticket option (Power Pass) provides access to both of our theme parks but includes blockout dates and does not include free parking. We offer the FlexPay option for certain annual ticket products, which allows them to pay equal monthly installments on their credit card.

In addition to our ticket products featuring Universal Studios Florida and Islands of Adventure, we also offer ticket products in conjunction with other Central Florida attractions. The 5-park Orlando FlexTicket™ entitles a guest to 14 days of unlimited admission to both of our theme parks as well as to Wet ‘n Wild®, SeaWorld® and Aquatica™. The 6-park Orlando FlexTicket Plus entitles a guest to 14 days of unlimited admission to Busch Gardens® Tampa Bay in addition to the five parks listed previously.

Revenues from our tickets were $586.7 million, $419.0 million and $455.9 million during 2010, 2009 and 2008, respectively.

Merchandise, food and beverage sales

In addition to our ticket sales, we derive revenue from the sale of theme park merchandise, food and beverage. Revenues from these products during the past three fiscal years are set forth in the table below (in millions):

	Fiscal year ended December 31,
	2010	2009	2008
Theme park food and beverage	$127.5	$94.7	$112.3
Theme park merchandise	$140.6	$82.7	$99.6

Geographic financial summary

We operate exclusively in the theme park industry. Substantially all revenues were the result of sales directly related to our theme parks, which are located in Orlando, Florida. Accordingly, all revenues and long-lived assets were earned and reside in the United States. For additional information about our revenues and long-lived assets, please refer to our consolidated financial statements and notes thereto included elsewhere in this report.

Employees

As of December 31, 2010, we had approximately 16,000 employees on our payroll of whom approximately 14,800 were hourly employees and approximately 1,200 were salaried employees. Certain of our executive officers are employed and compensated by Universal City Studios Productions, but they work for us in operating Universal Orlando. We reimburse Universal City Studios Productions or its affiliates for the value of any compensation paid to such employees allocated to us by an affiliate of Universal City Studios Productions. We currently have no employees that are represented by a union. We consider relations with our employees to be satisfactory.

Environmental and other regulations

We are subject to various federal, state and local environmental laws and regulations, including those governing water discharges, air emissions, soil and groundwater contamination, the installation and operation of underground and above ground storage tanks, and the disposal of waste and hazardous materials. In the event of any violations of or liabilities under any of these environmental laws or instances of noncompliance with environmental permits required at our facilities or other regulations such as those dealing with consumer product safety, we could incur substantial costs, including cleanup costs, fines and civil or criminal penalties. Currently, we do not expect the costs of these environmental requirements to have a material impact on our results of operations, financial condition or cash flows.

Additional information

Our principal executive offices are located at 1000 Universal Studios Plaza, Orlando, FL 32819-7610 and our telephone number at that address is (407) 363-8000. Our website address is www.universalorlando.com. The information on our website is not incorporated into this annual report and should not be considered to be a part of this report. We have included our website address as an inactive textual reference only.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially affect our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition, operating results and prospects could be materially adversely affected, which in turn could adversely affect our ability to repay our obligations, including our long-term indebtedness.

Risks related to our business

Recent instability in general economic conditions throughout the world could reduce consumer discretionary spending which could impact our profitability and liquidity while increasing our exposure to counterparty risk.

Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures, and higher prices for consumer goods can reduce spending for leisure travel and family entertainment. Unfavorable economic conditions can also impact our ability to raise theme park ticket prices to counteract increased energy, labor, and other costs. Therefore, a continued economic recessionary environment would likely continue to negatively impact our results of operations. We remain cautious of current economic conditions domestically and in our key international markets (including foreign currency exchange rates, which affect the relative prices for our international guests and therefore impact attendance from that market), as recessionary fears have continued. Factors such as continued unfavorable economic conditions, a significant decline in demand for family entertainment, or continued instability of the credit and capital markets could adversely impact our results, which in turn, could trigger a downgrade in our credit rating. These factors could also negatively impact our ability to obtain financing, our profitability and our liquidity generally. These conditions could also hinder the ability of those with which we do business, including vendors, customers and tenants, to satisfy their obligations to us. Our exposure to credit losses will depend on the financial condition of our vendors, customers and tenants and other factors beyond our control, such as deteriorating conditions in the world economy or in the theme park industry. The unprecedented levels of disruption and volatility in the credit and financial markets have increased our possible exposure to vendor, customer and tenant credit risk because it has made it harder for them to access sufficient capital to meet their liquidity needs. This market turmoil coupled with a reduction of business activity generally increases our risks related to our status as an unsecured creditor of most of our vendors, customers and tenants. Credit losses, if significant, would have a material adverse effect on our business, financial condition and results of operations. Moreover, these issues could also increase the counterparty risk inherent in our business, including with our suppliers, vendors and financial institutions with which we enter into hedging agreements and long-term debt agreements such as our renewed senior secured credit agreement. The financial stability of these counterparties could adversely affect us. In this difficult economic environment, our credit evaluations may be inaccurate and we cannot assure you that credit performance will not be materially worse than anticipated, and, as a result, materially and adversely affect our results of operations, financial position and cash flows.

Failure to comply with regulations, or changes in regulations or new regulations, applicable to our business could limit our ability to conduct our business and could increase our operating costs.

We are subject to various federal, state and local regulations of our business. These regulations include those relating to environmental protection, privacy and data protection laws and regulations, and the regulation of the safety of consumer products, ride safety and theme park operations. We are also subject to regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses and federal and state laws governing our relationships with employees, federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities such as the Americans With Disabilities Act of 1990, as amended. Failure to comply with the laws and regulatory requirements applicable to our business could result in revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Changes in any of these regulatory areas may increase our costs and adversely affect the profitability of our business.

Attendance at our theme parks is influenced by general economic and other conditions.

Attendance at our theme parks is heavily dependent upon consumer spending on travel and other leisure activities. Because consumer spending on travel and other leisure activities is discretionary, this is usually the first type of spending to be curtailed by consumers during economic downturns such as the current one. As a result, we have historically experienced weaker attendance during economic downturns and during other events affecting travel and leisure activities. In addition, during economic downturns, if people travel to our theme parks, they generally spend less on merchandise, food and beverage while at the park. Any further deterioration in the already weakened general economic conditions, increases in the cost of travel (including the cost of fuel), additional outbreaks or escalation of war, or terrorist or political events that diminish consumer spending and confidence could reduce attendance and in-park spending at our theme parks.

Our parks are subject to numerous environmental and other regulations which could impact our operating results.

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

We estimate that approximately half of the visitors to our theme parks travel to Orlando by air. An increase in the price of jet fuel may serve to increase the price of air travel and reduce the number of visitors traveling by air. In addition, the continuing economic difficulties facing the airline industry may result in a reduction in scheduled flights to Orlando and an increase in the price of air travel which in turn may have a negative effect on the number of visitors to Orlando. In addition, another terrorist attack in the United States or in one of our major international attendance markets or the mere threat of a terrorist attack is likely to result in a decline in air travel. A significant decline in visitors traveling to Orlando by air would negatively affect attendance at our theme parks, possibly dramatically.

We are subject to the risks inherent in deriving substantially all of our revenue from one location.

Substantially all of our revenue is derived from the operation of our two theme parks and CityWalk in Orlando, Florida. This subjects us to a number of risks. Our business is and will continue to be influenced by local economic, financial and other conditions affecting the Orlando area. This may include prolonged or severe inclement weather in the Orlando area, a catastrophic event such as a hurricane or tornado, or the occurrence or threat of a terrorist attack in the Orlando area, any of which could significantly reduce attendance at our theme parks and CityWalk. In addition, the partial or total destruction of our theme parks or CityWalk requiring any of them to be closed for an extended period of time would have a material adverse effect on our ability to generate revenue.

Armed conflicts, acts of terrorism and other world events affecting the safety and security of travel could adversely impact the demand for family entertainment or leisure travel which could affect our future sales and profitability.

Our business has been impacted in the past by geopolitical events such as the terrorist attacks in the United States on September 11, 2001 and the wars in Iraq and Afghanistan. Occurrences such as these have historically had an impact on the demand for family entertainment and leisure travel. Decreases in the demand for our products and services could lead to price discounting, which could reduce our ability to generate revenue.

Events such as the United States’ military operations in the Middle East, ongoing unrest in the Middle East and North Africa and the oil spill in the Gulf of Mexico could negatively impact our parks by, for example, driving up the prices of gas and air travel which would have a negative impact on attendance at our theme parks.

The United States and certain of its allies are currently engaged in military operations in the Middle East. This military action could exacerbate the risks identified above and have a number of other consequences, many of which would likely have a negative impact on attendance at our theme parks and, as a result, our prospects. Military operations such as those in Iraq and Afghanistan and the ongoing civil unrest in the Middle East and North Africa could increase the price of crude oil, which in turn would increase the price of gasoline and jet fuel. Similarly, events such as the oil spill in the Gulf of Mexico and the resulting impacts on further oil exploration could also cause an increase in gasoline and jet fuel prices. According to the Energy Information Association (“EIA”) of the U.S. Department of Energy, gas prices had increased in Florida to an average of $3.46 per gallon as of February 28, 2011. Similarly, according to the EIA, the price of gas increased to as much as $4.06 per gallon in Florida in 2008. If gas prices continue to rise to these high levels or increase substantially beyond current levels, it may cause significant numbers of domestic consumers to forego taking a vacation, which could negatively affect our attendance, as approximately 30% of our visitors drive more than 200 miles to our theme parks and approximately half of our visitors travel by air to our theme parks. Furthermore, the current military operations in Iraq and Afghanistan may increase the likelihood of another major terrorist attack in the United States or one or more of our key international markets. The threat or occurrence of a terrorist attack could serve to discourage many consumers from travel or otherwise participating in leisure activities.

Risks related to our insurance.

Historically, most of our insurance was arranged by GE through global programs for its businesses via licensed insurers issuing enforceable insurance policies, for which we were allocated charges for premium payments, which we believe were generally less expensive than what we could have otherwise obtained on a standalone basis. The insurance included multi-layered property coverage that provided coverage for replacement costs per occurrence (subject to sub-limits such as wind-storm and terrorism). Our deductible varied from year to year based upon a financial analysis of then-current premiums, market conditions and cost of capital. The multi-layered property coverage insured our real and personal properties (other than land) against physical damage resulting from a variety of hazards including terrorism and business interruption. The insurance program also included workers’ compensation, public/general and automobile liability, accident and other forms of insurance. For many of our insurance policies we are subject to high deductibles. Due to the recent transaction in which Comcast assumed control over NBCUniversal, this arrangement, under which we obtained insurance coverage, is likely to be impacted which could result in higher costs for similar insurance coverage.

Loss of key distribution channels for ticket sales or the loss of key ticket products may reduce our revenues.

Approximately 40% of our annual theme park ticket sales are generated by third party distribution channels, the majority of which are concentrated among approximately 40 third party customers. As an example, approximately 8% of our annual theme park ticket sales are derived from timeshare operators, which are dominated by a few major operators in the Orlando area. Due to the upheaval in the credit markets since 2008 in conjunction with the timeshare industry’s reliance on access to credit, certain timeshare operators have experienced a significant downturn in their business. Continuation or worsening of these circumstances could adversely impact this important distribution channel. Other significant distribution channels include key domestic and international travel operators. In addition, we also have key ticket products such as the Orlando FlexTicket™ which entitles a guest to visit both of our theme parks as well as Wet ‘n Wild®, SeaWorld®, Aquatica™ and Busch Gardens® Tampa Bay. A loss of any key distribution channel or ticket product could have a negative effect on our ticket sales.

The theme park industry competes with numerous vacation and entertainment alternatives; the Orlando theme park market is extremely competitive.

Our theme parks compete with other theme, water and amusement parks in Orlando and around the country and with other types of recreational facilities and other forms of entertainment, including cruise ships, other vacation travel, major sports attractions and other major entertainment activities. Our business is also subject to factors that affect the recreation, vacation and leisure industries generally, such as general economic conditions, consumer confidence and changes in consumer spending habits. The Orlando theme park market is extremely competitive. There are currently seven major theme parks in the Orlando area, including our competitors: Walt Disney World’s Magic Kingdom®, Epcot®, Disney’s Hollywood Studios, Disney’s Animal Kingdom® and Blackstone’s SeaWorld® and Aquatica™. Affiliates of the Blackstone Group L.P. own a 50% interest in UCDP, UCDP Finance, Holding I, and Holding II. See “Item 1. Business.—The Blackstone Group L.P.” Blackstone’s interests in SeaWorld® and the Aquatica™ water park might conflict with Blackstone’s interest in us. See “Item 1A. Risk Factors.—Risks related to our partners—Blackstone and Universal City Studios Productions control us and may have conflicts of interest with us or you in the future.” All of these theme parks are located within a 10-mile radius of our theme parks, which has the effect of increasing competition for market share among the major competitors. Some of these theme parks, particularly those affiliated with The Walt Disney Company, enjoy better name recognition than our theme parks do. This puts us at a disadvantage in our attempts to attract guests to our theme parks over those of our competitors. As a result, we offer significant commissions to travel agents and wholesalers in order to provide them with an incentive to encourage their customers to purchase tickets to our theme parks rather than those of our competitors in the Orlando area. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

There is the risk of accidents or other incidents occurring at theme parks, including those owned by other theme park operators, which may create negative publicity which may reduce attendance and thereby negatively impact our results of operations.

Our theme parks feature “thrill rides.” There are inherent risks involved with these sorts of rides and attractions. An accident or an injury at our theme parks or at another theme park may result in negative publicity which could reduce attendance and thereby negatively impact our results of operations, financial position and cash flows. We purchase insurance to protect us in the event of an accident or certain other losses, however we are subject to high deductibles and our insurance may not cover all types of incidents. Additionally, we cannot be assured that negative events unrelated to attractions, such as the outbreak of infectious disease or other health concerns, will not occur at our theme parks or at another theme park. Any of these events could negatively impact our results of operations.

If we are unable to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, we may be required to re-theme certain rides and attractions, which would be expensive and time consuming. In addition, if there is an uncured event of default under certain of our intellectual property agreements and such agreements are terminated, we may suffer negative consequences such as acceleration of payments due thereunder.

The use of themed elements in our rides and attractions is dependent upon our obtaining and maintaining intellectual property licenses granting us the rights to use those elements. Failure to protect our existing intellectual property rights may result in the loss of those rights, require us to make significant additional payments to third parties for infringing their intellectual property rights, and negatively impact our ability to obtain intellectual property licenses in the future. The loss of the right to use a particular themed element means that we would be unable to operate the rides or attractions that utilize the relevant element. This may require us to re-theme those rides or attractions which may involve taking the relevant ride or attraction out of service and may require significant capital expenditures. Any of those actions could negatively impact our results of operations, name recognition and growth prospects. In addition, if there were an event of default that we failed to cure under one of our intellectual property agreements, and such agreement was terminated, we may become subject to accelerated payments. For example, the License Agreement (the “WB Agreement”) between Warner Bros. Consumer Products Inc. (“WB”) and UCDP, pursuant to which UCDP licenses certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures, is terminable, subject to applicable cure periods, if we fail to maintain quality standards, fail to invest minimum required capital, fail to use the properties in accordance with the license, or upon other customary events of default. In addition, if we sell Universal’s Islands of Adventure, or if 50% of UCDP is not owned by Universal City Studios Productions (formerly known as Vivendi Universal Entertainment or “VUE”) or its affiliates, the agreement is terminable unless the buyer of Universal’s Islands of Adventure or of the interests in UCDP meets certain financial and reputation tests. In addition, Universal’s Islands of Adventure must either continue to be managed by NBCU or continue to be operated under a license from NBCU that enables NBCU to maintain the quality and reputation of Universal’s Islands of Adventure (the “NBCU License Agreement”). Our partnership agreement has been amended to provide that NBCU will execute the NBCU License Agreement with us, on the same financial terms as set forth in our existing partnership agreement and the Universal License Agreement, if, following a sale or change in control, we will no longer be managed by NBCU. In the event that, following a sale or change in control, in accordance with the WB Agreement, the name of the Universal’s Islands of Adventure theme park no longer contains the word “Universal” or “Universal’s”, then The Wizarding World of Harry Potter™, Jurassic Park®, Seuss Landing™ and Marvel Super Hero Island® and other themed areas of Universal’s Islands of Adventure need to be operated under the NBCU License Agreement, or the name of the theme park and resort must include the name of another major recognized theme park operator, major established motion picture and television studio or another name approved by WB. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of UCDP for which the foregoing requirements are not satisfied, payments due with respect to the remaining term of the agreement will be accelerated and due immediately. In addition, we license various elements based on The Simpsons™, including certain characters under the License Agreement ( the “Fox Agreement”) among UCDP, Universal City Studios LLC and Twentieth Century Fox Licensing & Merchandising (“Fox”). The Fox Agreement would be terminable in the event of our breach, or in certain cases following a change of control to which Fox did not consent. If Fox were to terminate the Fox Agreement under such circumstances, payments due with respect to the remaining term of the Fox Agreement would continue to be due and payable as and when they would have become due and payable, except that if the breach is a result of a change of control, then 50% of such remaining payments allocated to us shall be due and payable as and when they would have become due and payable. See “Item 1. Business.—Intellectual property.”

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

Copyright is the right to prevent others from copying protected expression in a work of authorship. Under the U.S. Copyright Act, the owner of a copyright enjoys a number of rights, including the right to prepare derivative works based upon the copyrighted work. Bona fide individual authors and their heirs have a statutory right to terminate their earlier assignments and licenses in certain copyrighted works by sending notice within a statutorily-defined window of time. The timing requirements with respect to such notice period mean that notice is required years in advance of the statutory termination date. For example, we license our rights to the Incredible Hulk™ (“Hulk”) from Marvel and we are aware that the estate of Jack Kirby (the “Kirby Estate”) has claimed a right to terminate rights that allegedly were granted by Jack Kirby to Marvel Entertainment, Inc. or its predecessor (“Marvel”) for the Hulk. Certain Marvel-related entities subsequently filed suit against the Kirby Estate, seeking a declaratory judgment that such termination of rights is invalid and of no legal force or effect. If the Kirby Estate is successful in its claim of termination, such termination would only be effective after 2018.

The loss of key personnel could hurt our operations.

Our success depends upon the continuing contributions of our executive officers and other key operating personnel. The complete or partial loss of their services could adversely affect our business. Our Chief Executive Officer and other executives are employees of, and have employment agreements with, Universal City Studios Productions. We cannot be certain that we will be able to retain their services or to find adequate replacements for them in the event we were to lose their services. If Universal City Studios Productions were to cease acting as our manager, we could lose the services of those executives.

Our business is seasonal and bad weather can adversely impact attendance at our theme parks.

Our business is seasonal. Attendance at our theme parks follows a seasonal pattern which coincides closely with holiday and school schedules. Some of our attractions and other facilities may close periodically for maintenance, re-theming, or to adjust to varying attendance levels. Because many of the attractions at our theme parks are outdoors, attendance at our theme parks is adversely affected by bad weather. Prolonged bad or mixed weather conditions during our seasonal peak attendance periods may reduce attendance, causing a more severe decline in revenues than if those conditions occurred during a low attendance period. In addition, temporary but severe weather conditions, such as a hurricane, can adversely impact attendance at our theme parks.

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or breach of security of that technology could harm our ability to effectively operate our business and subject us to financial liability, potentially damaging our reputation.

We rely heavily on information systems across our operations. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or disruptions could occur in our systems, including our ride systems. This could lead to adverse publicity, decreased ride efficiency and/or increased maintenance costs, loss of sales and profits, or cause us to incur significant costs to reimburse third parties for damages, which could impact our results of operations, financial position and cash flows.

Risks related to our Partners

Risks related to the right of first refusal and drag along right between our partners.

Pursuant to a right of first refusal provision in the partners’ agreement between Blackstone and certain affiliates of Universal City Studios Productions (the “NBCU Parties”), as amended, (the “partners’ agreement”), if either Blackstone or the NBCU Parties desires to sell its ownership interest in Holding I and Holding II, it shall, subject to certain conditions, make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell. If the offer is not accepted, the offering party has the right to market both parties’ interests in Holdings to third parties, and both partners are required to sell their interests if a third party offers a price that is at least 90% of the price for both partners’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the initial offer period and the date on which both the offering party and the other party agree in writing to abandon the third party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the partners’ agreement. If Blackstone exercises its rights under these provisions, it may result in 100% control and ownership of us being acquired by Blackstone or by a third party, which could pose a number of risks to our business. Ownership of 100% and control by Blackstone or a third party could impact our continued use of the “Universal” name and certain intellectual property following the latest of (i) 30 months after a change of control, as described in UCDP’s partnership agreement, (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms as further discussed above in “If we are unable to adequately protect the right to use the intellectual property of the themed elements of our rides and attractions, we may be required to re-theme certain rides and attractions, which would be expensive and time consuming. In addition, if there is an uncured event of default under certain of our intellectual property agreements and such agreements are terminated, we may suffer negative consequences such as acceleration of payments due thereunder” and below in “Risks related to our reliance on our strategic partners and their affiliates, including our use of the ‘Universal’ name and certain intellectual property.” In addition, we face risks related to a change of control under certain of our business agreements.

UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties, who have until June 12, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the partners’ agreement. We will cooperate to facilitate a sale pursuant to the terms of the partners’ agreement, including bearing the transaction costs of any such sale, but any decision regarding the timing and terms of a sale is outside of our control. Accordingly, although Blackstone has triggered the right of first refusal, we cannot make assurances that a sale of Blackstone’s or NBCU’s ownership interest in UCDP will occur or, if it does, the timing, terms or impact on UCDP of any such sale.

Risks related to our reliance on our strategic partners and their affiliates, including our use of the “Universal” name and certain intellectual property.

Our continued use of the “Universal” name and our future access to new intellectual property from USC, Universal City Studios LLC, an indirect, wholly owned subsidiary of Universal City Studios Productions, Universal CPM and USI Asset Transfer LLC, a direct, wholly owned subsidiary of Universal City Studios Productions (collectively referred to as the “Universal License Parties”), is dependent upon there not being a change of control as described in UCDP’s partnership agreement and as confirmed by the License Agreement dated as of March 28, 2002, as amended May 25, 2007 and January 15, 2010 (the “Universal License Agreement”) among UCDP and the Universal License Parties. In addition, a change of control could have other negative consequences for us, including potential termination of the WB Agreement, acceleration of payments due under certain of our license agreements and the loss of significant benefits we enjoy from our relationship with certain of our affiliates. Accordingly, a change of control under our license agreements could impair our name recognition and growth prospects and negatively impact our results of operations.

We license the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties. See “Item 1. Business.—Intellectual property.” Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us (other than the special fees that we pay to Universal City Studios Productions) until the latest of (i) 30 months after the occurrence of certain change of control events (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under UCDP’s partnership agreement, a change of control occurs when (a) Universal CPM is no longer a wholly owned subsidiary of USC, Universal City Studios Productions, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under our WB Agreement such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would cause us to lose our right to use the “Universal” name on the earlier of (1) the expiration of the WB Agreement or (2) 30 months after the date of termination of the WB Agreement. See “Item 1. Business.—Intellectual property—Harry Potter.” A change of control under our license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand, the name recognition of our theme parks could be impaired.

Our right to use the creative and proprietary elements controlled by the Universal License Parties continues at no cost to us (other than the special fees that we pay to Universal City Studios Productions), subject to third party contractual limitations, until the later of the expiration or termination of the WB Agreement in accordance with its terms or, if sooner, the date that neither we nor a permitted successor or assign is a party to the WB Agreement, or the date such intellectual property rights would otherwise cease to be licensed to us. The Universal License Parties are required to continue to license new and additional intellectual properties to us for as long as we or our permitted successor or assign remains a party to the WB Agreement and such WB Agreement remains in effect. Following the expiration or termination of the WB Agreement in accordance with its terms, the Universal License Parties must continue to license to us existing intellectual property and those that are planned to be utilized at the time of such expiration or termination, for so long as we continue to operate our theme parks at a substantially similar standard, even if the Universal License Parties no longer have an ownership interest in us. If, however, Blackstone or a third party unaffiliated with the Universal License Parties acquires all of the partnership interests in us, then following the expiration or termination of the WB Agreement in accordance with its terms, the Universal License Parties are not required to grant us a license to any new intellectual property rights that they may acquire or develop in the future that may be or become useful or necessary for the operation of our theme parks. See “Item 1. Business.—Intellectual property.” Our inability to acquire proprietary and creative elements for possible new attractions could impair the growth prospects of our theme parks. The Universal License Parties could also claim that our theme parks were not being operated to a sufficiently high standard after Blackstone or a third party unaffiliated with the Universal License Parties acquired all of the partnership interests in us, and revoke the license completely. If this were to occur, we may be unable to operate our theme parks for an extended period of time, and may not be able to continue operating our theme parks at all. In addition, the WB Agreement is terminable if the Universal License Parties fail to remain involved either as a 50% owner or through certain license arrangements, unless WB consents to the assignment or the entity to which Universal’s Islands of Adventure or our partnership interests are transferred meets other tests designed to ensure the financial capability of the buyer and to maintain the reputation of our theme parks. In the event of termination by WB due to our default, a sale of Universal’s Islands of Adventure or a change of control of us for which the above requirements are not satisfied, payments due with respect to the remaining then-applicable term of the WB Agreement will be accelerated and due immediately.

We also rely on Universal City Studios Productions and its affiliates for management oversight, advisory and other services. In its capacity as our manager, Universal City Studios Productions or its direct wholly owned subsidiary, Universal CPM, provides creative services in relation to development of our rides and attractions and the UPR merchandise team provides merchandising services. In addition, certain of our senior executives are NBCU employees. These and the numerous other arrangements with affiliates of Universal City Studios Productions and, indirectly, NBCU and GE, such as savings we derive from access to favorable purchasing agreements and volume purchasing and other corporate programs, provide us with significant benefits that may be reduced or lost completely if Blackstone or a third party unaffiliated with Universal City Studios Productions gains control of us pursuant to the right of first refusal or drag along right described above or otherwise. On March 9, 2011, UCDP was notified that Blackstone triggered its right of first refusal and offered to sell its interest in UCDP to the NBCU Parties; however, we cannot make assurances that a sale of Blackstone’s or NBCU’s Ownership interest in UCDP will occur, or if it does, the timing, terms or impact on UCDP of any such sale. Additionally, our Partners, their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means. In addition, the recent transaction in which Comcast assumed control over NBCUniversal could impact certain of these arrangements. For a description of these arrangements and the right of first refusal, see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

If the equity holders of Holding I and Holding II that are controlled by Blackstone default on certain indebtedness, Blackstone’s equity interests in Holding I and Holding II will be subject to foreclosure.

On November 6, 2009, the equity holders of Holding I and Holding II that are controlled by Blackstone entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto with respect to a senior secured term loan (the “Margin Loan”) in the amount of $305.0 million. The proceeds of the Margin Loan were used to refinance term loans made to such equity holders by JPMorgan Chase Bank, N.A. and Bank of America, N.A. concurrently with the consummation of the amendment of our 2004 senior secured credit agreement, to pre-fund interest and amortization reserves with respect to the term loans thereunder and to pay related fees and expenses. The obligations of the borrowers under the Margin Loan are secured by their equity interests in Holding I and Holding II and are guaranteed by NBCUniversal on a deficiency basis, subject to the terms of the guarantee. The Margin Loan has a five-year maturity. The only assets of the borrowers are their equity interests in Holding I and Holding II. If the borrowers default on, or are unable to refinance the Margin Loan prior to expiration, the borrowers’ equity interests in Holding I and Holding II will be subject to foreclosure by the lenders. Any such foreclosure will not constitute a change in control for purposes of our renewed senior secured credit facilities or the notes.

Potential deadlock between the partners of our general partner could prevent us from executing certain aspects of our business strategy.

Major decisions by Holding II regarding our business generally require the consent of representatives of both Blackstone and Universal City Studios Productions. This creates a potential for deadlocks. Any deadlock could delay us from taking certain actions in the future which would be beneficial to our business and may prevent or delay us from executing certain aspects of our business strategy.

Blackstone and Universal City Studios Productions control us and may have conflicts of interest with us or you in the future.

Blackstone and Universal City Studios Productions, together, beneficially own 100% of our equity interests. As a result, Blackstone and Universal City Studios Productions have control over our decisions to enter into any corporate transaction and will have the ability to prevent any transaction that requires the approval of equity holders, regardless of whether or not noteholders believe that any such transactions are in their own best interests. For example, Blackstone and Universal City Studios Productions could, subject to the terms of the indentures governing the notes, cause us to distribute our cash resources to them or make distributions to service the Margin Loan rather than invest such resources in our business. In addition, Blackstone and Universal City Studios Productions may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships that would provide us with significant marketing exposure may be unavailable to us.

Furthermore, on December 1, 2009 an affiliate of Blackstone closed its acquisitions of SeaWorld® and certain other parks from Anheuser-Busch InBev. As noted previously, we have key ticket products, which allow guests to visit SeaWorld® and other parks owned by affiliates of Blackstone. Our ability to offer these products, such as the Orlando Flex Ticket™ which we offer under an agreement that will be subject to renewal in December 2011, could be impacted by these recent events. See “Risks related to our business—The theme park industry competes with numerous vacation and entertainment alternatives; the Orlando theme park market is extremely competitive.”

The joint venture among Comcast, GE and NBCUniversal may affect how our business is managed and may affect our relationships with GE and other vendors, customers and strategic partners.

On January 28, 2011, Comcast closed its transaction with GE in which Comcast acquired control of the business of NBCUniversal. We cannot predict what future changes, if any, Comcast will implement in our business and operations. Moreover, GE will have veto rights with respect to any material expansion of the joint venture’s scope of business or purpose, certain acquisitions, issuances or repurchases of equity, debt incurrences and loans made outside of the ordinary course of business which could adversely affect our business’ growth prospects. We have a number of ongoing relationships with GE. See “Item 13. Certain relationships and related transactions, and director independence” for more information. To the extent those relationships do not continue, in some cases, such as with respect to our insurance, we will be required to find a replacement (which may require us to incur additional expense) or, in some cases, we may lose the benefits of the GE relationships, such as our sponsorship agreement with GE Money Bank. See “Item 1. Business—Corporate sponsorships—GE Money Bank.”

Risks related to our indebtedness

Our ability to generate sufficient cash to service all of our indebtedness depends on many factors, some of which are beyond our control.

Our ability to generate cash depends on many factors, some of which are beyond our control. We estimate our cash debt service for 2011, based on the amount of indebtedness outstanding as of December 31, 2010, to be approximately $195.6 million based on the current interest rates on our renewed senior secured credit facilities and the notes, of which $60.0 million represents debt service on fixed-rate obligations. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. Our ability to make scheduled payments or to refinance our indebtedness, including the notes and the renewed senior secured credit facilities, depends on our ability to generate cash from operations in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory, social, political and other factors. In addition, Blackstone and Universal City Studios Productions may have interests adverse to parties with which we would like to enter into sponsorship relationships, and thus certain sponsorship relationships may be unavailable to us. Additionally, because our sponsorship relationships change over time, the sponsorship relationships that we may have in the future may not benefit our business to the extent they do currently by providing marketing exposure for us.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our renewed senior secured credit agreement, or otherwise, in an amount sufficient to enable us to fund planned capital expenditures, pay our indebtedness, including the notes, or to fund our other liquidity needs. If we cannot pay our indebtedness, we may need to refinance our indebtedness. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as defined in the renewed senior secured credit facilities). This cap may make it more difficult to refinance our indebtedness, including the notes.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes. In addition, we are highly leveraged and have substantial debt service obligations.

As of December 31, 2010, the notes were effectively subordinated to $931.6 million of indebtedness (including amounts owed on our renewed senior secured credit facilities, financing obligations and capital leases and amounts owed via the Consultant Agreement). As of December 31, 2010, the aggregate amount of our gross outstanding indebtedness was $1,548.9 million, including the renewed senior secured credit facilities, the notes and our obligations under capital leases and financing arrangements. An additional $75.0 million is available for future borrowings under the revolving portion of the renewed senior secured credit facilities and, in addition, we may borrow, subject to certain conditions (including limitations in the Consultant Agreement), up to $150.0 million of uncommitted incremental term loans under the renewed senior secured credit facilities from time to time, all of which would be secured and effectively senior to our noteholders. Furthermore, the Consultant (as defined in “Item 7. Management’s discussion and analysis of financial condition and results of operations.”) has a lien on certain of our assets to secure his interests under the Consultant Agreement, including a mortgage on our real property up to $400.0 million, and the notes are effectively subordinated to his interests to the extent of the value of those assets. As a result of the foregoing, although we do not classify our obligations to the Consultant as indebtedness, we are highly leveraged. This level of indebtedness and our other obligations could have important consequences to you, including the following:

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

Our substantial debt obligations could also have other important consequences to you. For example, our failure to comply with the restrictive covenants in the renewed senior secured credit agreement, which limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could harm our business and could result in our bankruptcy.

Federal and state statutes allow courts, under specific circumstances, to void the notes and guarantees, subordinate claims in respect of the notes and guarantees and require noteholders to return payments received.

Certain of the existing domestic subsidiaries of the registrants guarantee the notes and certain of their future domestic subsidiaries may guarantee the notes. The issuance of the notes and the incurrence of the guarantees may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, our unpaid creditors. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may void or otherwise decline to enforce the notes or guarantees or subordinate the notes or guarantees to our existing and future indebtedness. While the relevant laws may vary from state to state, a court might do so if it found that when we issued the notes and incurred the guarantees or, in some states, when payments became due under the notes or guarantees, we received less than reasonably equivalent value or fair consideration and either:

•	we were insolvent or rendered insolvent by reason of such incurrence;

•	we were engaged in a business or transaction for which our remaining assets constituted unreasonably small capital; or

•	we intended to incur, or believed that we would incur, debts beyond our ability to pay such debts as they mature.

The court might also void the notes or guarantees, without regard to the above factors, if the court found that we issued the notes or incurred the guarantees with actual intent to hinder, delay or defraud our creditors. In addition, any payment by us pursuant to the notes or guarantees could be voided and required to be returned to us or to a fund for the benefit of our creditors.

A court would likely find that we did not receive reasonably equivalent value or fair consideration for the notes or guarantees if we did not substantially benefit directly or indirectly from the issuance of the notes. If a court were to void the notes or guarantees, you would no longer have a claim against us and sufficient funds to repay the notes may not be available from other sources. In addition, the court might direct you to repay any amounts that you already received from us.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an issuer or guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of its assets;

•

the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

Each guarantee will contain a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantors’ obligations or reduce the guarantors’ obligations to an amount that effectively makes the guarantees worthless. In a 2009 Florida bankruptcy case, this kind of provision was found to be ineffective to protect the guarantees. To the extent a court voids the notes as fraudulent transfers or holds the notes unenforceable for any other reason, holders of notes would cease to have any direct claim against us. If a court were to take this action, our assets would be applied first to satisfy our liabilities, if any, before any portion of our assets could be applied to the payment of notes.

Despite our substantial indebtedness, we may still incur significantly more debt. Moreover, we may incur a significant amount of additional secured indebtedness. This could exacerbate the risks described above.

The terms of the indentures governing the notes and the renewed senior secured credit agreement permit us to incur significant additional indebtedness in the future. We have $75.0 million available for borrowing under the revolving credit portion of the renewed senior secured credit facilities and are permitted to borrow, subject to certain conditions (including limitations in the Consultant Agreement), up to $150.0 million of uncommitted incremental term loans under the renewed senior secured credit facilities from time to time. All of those borrowings would be effectively senior to the notes (to the extent of the value of the collateral securing such borrowings in the case of the senior notes). In addition, the Consultant has a lien on certain of our assets to secure his interests under the Consulting Agreement, including a mortgage on our real property up to $400.0 million, and the notes are effectively subordinated to his interests to the extent of the value of those assets. If new debt is added to our current debt levels, this would increase the risks described above. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

The right of noteholders to receive payments on the notes will be effectively subordinated to the rights of our existing and future secured creditors.

Holders of our secured obligations, including indebtedness outstanding under our renewed senior secured credit agreement and our obligations in respect of the Consultant Agreement, will have claims that are prior to your claims as holders of the notes to the extent of the value of the assets securing those other obligations. Notably, our renewed senior secured credit agreement is secured by liens on substantially all of our assets and the assets of our existing and future domestic subsidiaries. In addition, the Consultant has a lien on certain of our assets to secure his interests under the Consultant Agreement and the notes are effectively subordinated to his interests to the extent of the value of those assets. The notes are effectively subordinated to all such secured indebtedness to the extent of the value of the collateral. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness and other secured claims, such as the Consultant’s, will have a prior claim to the assets that constitute their collateral. Holders of the notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the notes. As a result, holders of notes may receive less, ratably, than holders of our secured obligations.

As of December 31, 2010, the notes were effectively subordinated to $931.6 million of indebtedness (including amounts owed on our renewed senior secured credit facilities, financing obligations and capital leases and amounts owed via the Consultant Agreement), and $75.0 million was available for additional secured borrowings under the revolving portion of our renewed senior secured credit facilities. In addition, we are permitted to borrow, subject to certain conditions (including limitations in the Consultant Agreement), up to $150.0 million of uncommitted incremental term loans under our renewed senior secured credit facilities from time to time. We are permitted to borrow significant additional indebtedness, including secured indebtedness, in the future under the terms of the indentures governing the notes and our renewed senior secured credit agreement.

Claims of creditors of our non-guarantor subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over you.

None of our subsidiaries other than Universal Parks & Resorts Vacations and Universal Orlando Online Merchandise Store have guaranteed the notes. Claims of creditors of our subsidiaries, including trade creditors, secured creditors and creditors holding indebtedness and guarantees issued by such subsidiaries, will generally have priority with respect to the assets and earnings of such subsidiaries over our claims or those of our creditors, including you, even if the obligations of those subsidiaries do not constitute senior indebtedness.

The right of noteholders to receive payments on the senior subordinated notes will be subordinated to the rights of the lenders under our renewed senior secured credit facilities, the holders of the senior notes and the Consultant, and to all of our other senior indebtedness, including any of our future senior debt.

The senior subordinated notes and the guarantees thereof rank junior in right of payment to all of our existing senior indebtedness, including borrowings under our renewed senior secured credit facilities and the senior notes, and will rank junior in right of payment to all of our future borrowings, except for any future indebtedness that expressly provides that it ranks equal or junior in right of payment to the senior subordinated notes and the guarantees thereof.

As of December 31, 2010, we had approximately $1,331.6 million of senior indebtedness outstanding on a consolidated basis (including amounts owed on our renewed senior secured credit facilities, the senior notes, financing obligations and capital leases and amounts owed via the Consultant Agreement), and $75.0 million was available for additional secured borrowings under the revolving portion of our renewed senior secured credit facilities. In addition, we are permitted to borrow, subject to certain conditions (including limitations in the Consultant Agreement), up to $150.0 million of uncommitted incremental term loans under our renewed senior secured credit facilities from time to time. We are permitted to borrow significant additional indebtedness, including senior indebtedness, in the future under the terms of the indentures governing the notes and our renewed senior secured credit agreement.

We may not be permitted to pay principal, premium, if any, interest or other amounts on account of the senior subordinated notes or the guarantees thereof in the event of a payment default or certain other defaults in respect of certain of our senior indebtedness, including debt under our renewed senior secured credit facilities and the senior notes, unless such senior indebtedness has been paid in full or the default has been cured or waived. In addition, in the event of certain other defaults with respect to such senior indebtedness, we may not be permitted to pay any amount on account of the senior subordinated notes or the guarantees thereof for a designated period of time.

Because of the subordination provisions in the senior subordinated notes and the guarantees thereof, in the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us, our assets will not be available to pay obligations under the senior subordinated notes or the guarantees until we have made all payments in cash on our senior indebtedness. Sufficient assets may not remain after all these payments of principal or interest when due. In addition, in the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of the senior subordinated notes will participate with trade creditors and all other holders of our senior subordinated indebtedness, as the case may be, in the assets (if any) remaining after we have paid all of the senior indebtedness. However, because the indenture governing the senior subordinated notes requires that amounts otherwise payable to holders of the senior subordinated notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of senior subordinated notes may receive less, ratably, than holders of trade payables or other unsecured, unsubordinated creditors in any such proceeding. In any of these cases, we may not have sufficient funds to pay all creditors, and holders of the senior subordinated notes may receive less, ratably, than the holders of senior indebtedness.

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

We have a Consultant Agreement with a Consultant under which we pay a fee for consulting services and exclusivity equal to a percentage of our gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. The Consultant Agreement also provides that the Consultant is entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore, which are not owned by us. The amount of fees paid by Universal Studios Japan to the Consultant have historically been between 70% and 80% of the fees paid to the Consultant by us, while fees based on Universal Studios Singapore’s results have only recently begun to be paid, as the park soft-opened in March 2010. Fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of Universal City Studios Productions and are not paid by UCDP. In addition to the existing comparable parks, there are three contemplated comparable parks which are vested immediately for purposes of the consulting fee payments and it is possible that other comparable projects will be created in the future that would fall under the Consultant Agreement. In fiscal years 2010, 2009 and 2008, the fees incurred by us payable to the Consultant under the Consultant Agreement were approximately $24.4 million, $17.5 million and $19.6 million, respectively. The Consultant has a lien on certain of our assets to secure his interests under the Consultant Agreement, including a mortgage on our real property up to $400.0 million, and the notes are effectively subordinated to his interests to the extent of the value of those assets. The lien securing the Consultant’s interest is junior to the lien securing our renewed senior secured credit facilities. Under the terms of the notes and our renewed senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right upon 90 days’ notice to terminate the periodic payments under the Consultant Agreement and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the ongoing revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that have been opened at that time for at least one year, which amounts could be significant. The amount of such cash payment would be determined in a manner that includes fees paid with respect to Universal Studios Japan and Universal Studios Singapore and any other comparable parks that may open. Because this could increase the size of such cash payment even if a portion of such cash payment is not our responsibility in the first instance, it could make the financing of any such payment more difficult. In addition, the Consultant Agreement limits the amount of secured debt we may incur to the greater of $975.0 million and 3.75x our Covenant EBITDA (as defined in our renewed senior secured credit agreement). Accordingly, we may not be able to refinance our existing debt on a secured basis or make the payment to the Consultant. Upon the sale of any portion of Blackstone’s and/or the NBCU Parties’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchaser. This could make any financing in the future more difficult. We cannot predict whether the Consultant will exercise his payment option or his tag-along option or the timing of any such decision. Due to uncertainties in the amount and timing of such cash payment and our ability to make such a cash payment and the limits on our ability to incur additional senior secured debt, our ability to refinance our renewed senior secured credit agreement and the notes, and our ability to incur future indebtedness, is likely to be adversely impacted by this right of the Consultant. For more information about the Consultant Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Consultant agreement.”

We may not have the ability to raise the funds necessary to finance any change of control offer required by the indentures governing the notes.

Pursuant to the indentures governing the notes, we may need to refinance large amounts of our debt, including the notes and borrowings under our renewed senior secured credit agreement, upon the incurrence of specific kinds of change of control events. The indentures define a change of control as either (1) the sale, lease or transfer, in one or a series of related transactions, of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole (other than to Blackstone, Universal City Studios Productions or an entity with more than 50% of its capital stock owned collectively by Blackstone or Universal City Studios Productions, each of which is referred to as a “Permitted Holder”), or (2) when the issuers of the notes become aware of an acquisition of more than 50% of the total voting power or economic interests in us by someone other than a Permitted Holder. See “Item 1A. Risk Factors.—Risks related to our Partners—Risks related to the right of first refusal and drag along right between our partners.” If a change of control occurs, we must offer to purchase all of the notes then outstanding for a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for us to make any required repurchases of the notes upon a change of control. In addition, our renewed senior secured credit agreement may prohibit us from repurchasing the notes until we first repay outstanding indebtedness under our renewed senior secured credit agreement in full. If we fail to repurchase the notes in that circumstance, we will go into default under the indentures governing the notes and under our renewed senior secured credit agreement. Any future debt that we incur may also contain restrictions on repayment upon a change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

Our debt agreements and the Consultant Agreement contain restrictions that limit our flexibility in operating the business.

Our renewed senior secured credit agreement and the indentures governing the notes contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	create liens on our assets;

•	issue dividends;

•	engage in mergers or acquisitions; and

•	make investments.

These restrictive covenants may not allow us the flexibility we need to operate the business in an effective and efficient manner and may prevent us from taking advantage of strategic opportunities that would benefit our business or addressing the effects of the global economic downturn and liquidity crisis in the financial markets.

In addition, we will be required under our renewed senior secured credit agreement to satisfy specified financial ratios and tests. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, including the current depressed economic environment, and we may not be able to meet those ratios and tests. A breach of any of those covenants could result in a default under our renewed senior secured credit agreement and the lenders could elect to declare all amounts borrowed under our renewed senior secured credit agreement, together with accrued interest, to be immediately due and payable and could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged as collateral pursuant to the terms of our renewed senior secured credit agreement, and certain of our assets are subject to the Consultant’s second-priority lien. If any of our indebtedness were to be accelerated, our consolidated assets may not be sufficient to repay in full that indebtedness. In addition, as described above, the terms of the Consultant Agreement limit our ability to incur existing or subsequent senior secured debt. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Consultant agreement.” In light of current global economic conditions and the liquidity crisis in the financial markets, we could have difficulty finding alternative financing.

Current turmoil in the credit and capital markets could impede our ability to refinance our long-term debt or prevent us from obtaining additional funds required to effectively operate our business, including funds from our renewed revolving credit facility.

Throughout the period from 2008 through 2010, United States and global credit markets experienced significant disruption, making it increasingly difficult for many businesses to obtain financing on acceptable or previously customary terms. Additionally, the volatility in equity markets due to rapid and wide fluctuations in value has resulted in a reduction of public offerings of equity securities. If these conditions persist or worsen, our borrowing costs may increase, and it may be more difficult to secure funding for our operations, including capital expenditures for theme park attractions. These risks could also impact our long-term debt ratings which would likely increase our cost of borrowing and/or make it more difficult for us to obtain funding. These factors are particularly important given our substantial long-term debt balance as of December 31, 2010 of $1,516.0 million (based on gross maturities and including current portions). Additionally, we can not assure you that we will be able to draw upon our renewed revolving credit facility if needed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, our film production studios, our guest parking structures, our employee parking lots, our executive offices and various administrative buildings as well as extensive landscaping and water systems, are located on 429 acres which we own in Orlando, Florida. In addition, we own approximately 137 acres on which the three themed hotels are located which are leased to UCF Hotel Venture under a long-term ground lease. During 2009, we sold approximately 12 acres of non-strategic land for $7.1 million with a cost basis of $1.4 million. After the reduction of related expenses, we recorded a gain of approximately $5.2 million. During 2010 and 2008, we did not complete any property sales.

We have approximately 104 acres of undeveloped land which has planning approval for additional hotels and other uses. The development of hotels on these vacant sites is subject to a right of first refusal by Loews Hotels to participate in the development. We have identified approximately 35+ acres of this undeveloped land that would not be necessary for the hotel development and are considering the sale of this land for retail, office or other uses. In addition, we have other smaller parcels of land that are not essential to our operations. As of December 31, 2010, we did not deem any potential sales of land as probable to occur within a year. Additionally, during the fourth quarter of 2010, one parcel of land that was previously classified as held for sale in the consolidated financial statements was reclassified as held and used in accordance with applicable accounting guidance. As a result of this reclassification, we incurred a $3.3 million charge to depreciation during the year ended December 31, 2010.

As of December 31, 2010, we leased four off-site retail stores including two stores at the Orlando Airport, one store at an Orlando-area resort, and one off-site liquidation retail store at the Festival Bay Mall in Orlando. In addition, we lease off-site office and warehouse space of approximately 280,000 square feet for merchandise inventory and entertainment props as well as 25,000 square feet for the manufacture of replacement prosthetic skins for some of our attractions. We believe that our facilities, whether owned or leased, are in satisfactory working order and are sufficient and adequate to meet our current and anticipated needs.

Item 3. Legal Proceedings.

We are threatened with or involved in various legal actions and claims incidental to the conduct of our business. We do not expect these legal actions and claims to have a material impact to our results of operations, financial position or cash flows.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 6. Selected Financial Data.

The following tables set forth certain of our financial and other data. The selected financial and other data for the fiscal years ended December 31, 2010, 2009 and 2008, and as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The selected historical financial and other data for the years ended December 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements and the related notes thereto which are not included in this report. The selected historical financial and other data presented below include all adjustments that management considers necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods indicated. This report contains financial measures not prepared in accordance with United States generally accepted accounting principles, including EBITDA and Covenant EBITDA. The information set forth below should be read in conjunction with “Item 1A. Risk Factors.”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and our consolidated financial statements and the related notes included elsewhere in this report. Past financial performance should not be considered as a reliable indicator of future performance.

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Statement of income data:
Operating revenues:
Theme park tickets	$586,682	$419,026	$455,935	$450,844	$420,654
Theme park food and beverage	127,509	94,655	112,270	115,188	108,612
Theme park merchandise	140,625	82,695	99,634	101,599	91,421
Other theme park related(1)	108,796	86,658	104,380	102,825	84,245
Other(2)	164,863	119,819	151,133	161,387	150,454

Total operating revenues	1,128,475	802,853	923,352	931,843	855,386
Costs and operating expenses:
Theme park operations	206,519	176,947	184,371	177,556	168,431
Theme park selling, general and administrative	183,216	124,216	153,205	153,053	149,075
Theme park cost of products sold	133,018	92,645	113,536	113,610	105,023
Special fee payable to Universal City Studios Productions and consultant fee	74,766	51,913	58,305	57,996	53,408
Depreciation and amortization	123,484	106,051	111,130	110,327	111,210
Other	140,581	102,058	122,374	128,503	123,263

Total costs and operating expenses	861,584	653,830	742,921	741,045	710,410

Operating income	266,891	149,023	180,431	190,798	144,976
Total other expense, net	118,485	125,532	102,542	96,137	100,479

Net income	148,406	23,491	77,889	94,661	44,497
Less: net income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149	2,773	2,537

Net income attributable to the Partners	$146,626	$21,914	$75,740	$91,888	$41,960

	Year ended December 31,
(Dollars in thousands, except other operational data)	2010	2009	2008	2007	2006
Other data:
EBITDA (3)	$390,968	$260,238	$292,085	$302,852	$258,133
Covenant EBITDA(3)	393,516	259,845	297,906	312,075	260,620
Net cash and cash equivalents provided by operating activities	349,515	65,973	191,333	241,518	165,921
Net cash and cash equivalents used in investing activities	110,160	134,043	134,874	49,721	44,292
Net cash and cash equivalents (used in) provided by financing activities	(25,479)	25,429	(96,535)	(130,540)	(101,845)
Capital expenditures	110,160	143,433	137,010	60,912	45,313
Ratio of earnings to fixed charges(4)	2.2x	1.1x	1.7x	1.9x	1.4x
Other operational data:
Turnstile admissions in thousands(5)	11,874	10,157	11,357	11,514	11,209
Paid admissions in thousands(6)	11,180	9,297	10,564	10,758	10,468
Theme park ticket revenue per paid admission	$52.48	$45.07	$43.16	$41.91	$40.18
Theme park food, beverage and merchandise revenue per turnstile admission	$22.58	$17.46	$18.66	$18.82	$17.85
Other theme park related revenue per turnstile admission	$9.16	$8.53	$9.19	$8.93	$7.52

	As of December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance sheet data:
Total cash and equivalents	$259,033	$45,157	$87,798	$127,874	$66,617

Total assets	2,155,615	1,969,604	1,975,277	1,986,022	1,926,911

Total long-term indebtedness (including current portion)	1,495,168	1,504,730	1,007,960	1,007,126	1,006,364

Other long-term obligations(7)	27,110	27,415	119,896	118,721	80,873

Total equity	401,271	255,011	642,346	643,582	686,550

The following is a reconciliation of Net Cash And Cash Equivalents Provided By Operating Activities to EBITDA and Covenant EBITDA for each of the periods presented above:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net cash and cash equivalents provided by operating activities	$349,515	$65,973	$191,333	$241,518	$165,921
Adjustments:
Interest expense	117,919	108,388	102,669	107,906	109,733
Interest income	(221)	(201)	(2,654)	(7,269)	(4,270)
Amortization of deferred finance costs	(3,519)	(8,645)	(6,939)	(5,164)	(5,374)
Interest on financing obligations	(2,284)	(2,346)	(2,380)	(1,166)	—
Changes in deferred special fee payable and related interest payable to affiliates	—	91,967	(4,359)	(6,735)	(6,168)
Gain on sale of assets held for sale	—	5,155	—	2,776	5,195
Distributions from investments in unconsolidated entities	(3,080)	(3,161)	(3,691)	(3,681)	(164)
Income from investments in unconsolidated entities	2,373	1,586	2,673	1,724	(711)
Loss from impairment of investments in unconsolidated entities	—	(444)	—	—	—
Accretion of bond discount	(3,927)	(1,219)	(834)	(837)	(851)
Income attributable to the noncontrolling interest in UCRP	(1,780)	(1,577)	(2,149)	(2,773)	(2,537)
Net change in working capital accounts (8)	(64,028)	4,762	18,416	(23,447)	(2,641)

EBITDA	390,968	260,238	292,085	302,852	258,133
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149	2,773	2,537
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)	(1,724)	711
Distributions from investments in unconsolidated entities	3,080	3,161	3,691	3,681	164
Gain on sale of assets held for sale	—	(5,155)	—	(2,776)	(5,195)
Interest income	221	201	2,654	7,269	4,270
Other	(160)	1,409	—	—	—

Covenant EBITDA	$393,516	$259,845	$297,906	$312,075	$260,620

The following is a reconciliation of Net Income Attributable To The Partners to EBITDA and Covenant EBITDA for each of the periods presented above:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Net income attributable to the Partners	$146,626	$21,914	$75,740	$91,888	$41,960
Adjustments:
Interest expense	117,919	108,388	102,669	107,906	109,733
Expenses associated with debt refinancing	3,160	25,023	—	—	—
Loss on extinguishment of debt	—	4,263	—	—	—
Depreciation and amortization	123,484	106,051	111,130	110,327	111,210
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	—	(5,200)	5,200	—	(500)
Interest income	(221)	(201)	(2,654)	(7,269)	(4,270)

EBITDA	390,968	260,238	292,085	302,852	258,133
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149	2,773	2,537
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)	(1,724)	711
Distributions from investments in unconsolidated entities	3,080	3,161	3,691	3,681	164
Gain on sale of assets held for sale	—	(5,155)	—	(2,776)	(5,195)
Interest income	221	201	2,654	7,269	4,270
Other	(160)	1,409	—	—	—

Covenant EBITDA	$393,516	$259,845	$297,906	$312,075	$260,620

Note: Reconciliations for the years ended December 31, 2006 through 2008 are shown for illustrative purposes only as results for those periods were not subject to the same calculations of Covenant EBITDA as contained in the indentures governing the notes or the renewed senior secured credit facilities.

(1)	Consists primarily of UEP sales, aged ticket sales, theme park corporate special events and the parking facility. We host special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a ticket that allows guests to experience reduced wait times at certain attractions and shows.

(2)	Consists primarily of CityWalk, Universal Parks & Resorts Vacations and hotel rent received from our on-site hotels.
(3)	We have included Covenant EBITDA because it is used by some investors as a measure of our ability to service debt, while we have also included EBITDA as it is a measure of Company operating performance under our Annual Incentive Plan. While EBITDA represents earnings before interest, taxes and depreciation and amortization, Covenant EBITDA includes certain other adjustments permitted by the definition of EBITDA in our renewed senior secured credit agreement and the indentures governing the notes. Some of these adjustments include exclusion of gains or losses from the sale of assets held for sale, exclusion of impairment charges on long lived assets and adjustments related to income and cash flows derived from investments in unconsolidated entities. Covenant EBITDA and EBITDA are not prepared in accordance with United States generally accepted accounting principles and should not be considered alternatives for Net Income, Net Cash And Cash Equivalents Provided By Operating Activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as measures of profitability or liquidity. Covenant EBITDA and EBITDA, because they are before debt service, capital expenditures and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of Covenant EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies. For these reasons, we have prepared a two step reconciliation between our generally accepted accounting principles (“GAAP”) financial measures, EBITDA as well as Covenant EBITDA. Covenant EBITDA is the primary basis in our renewed senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which is computed based on the prior twelve months.
(4)	The Ratio Of Earnings To Fixed Charges is computed by dividing earnings by fixed charges. For purposes of calculating the Ratio Of Earnings To Fixed Charges, earnings represents Net Income plus fixed charges. Fixed charges include Interest Expense (including Amortization Of Deferred Finance Costs) and the portion of operating rental expense that management believes represents the interest component of rent expense.
(5)	Turnstile Admissions represent total admissions to our theme parks, which includes paid admissions and complimentary tickets.
(6)	Paid Admissions represent the total paid admissions to our theme parks.
(7)	Other Long-term Obligations include Capital Lease And Financing Obligations Net Of Current Portion and Deferred Special Fees Payable To Affiliates.
(8)	Net change in working capital accounts represents changes in operating assets and liabilities, which includes Accounts Receivable (Net), Notes Receivable, Receivables From Related Parties, Inventories, Prepaid Expenses And Other Assets, Other Long-term Assets, Accounts Payable And Accrued Liabilities, Unearned Revenue, Payables To Related Parties, and Other Long-term Liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following “Management’s discussion and analysis of financial condition and results of operations” (“MD&A”) is designed to help the reader understand our financial results, strategies and business environment from our viewpoint. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. This overview summarizes the MD&A, which includes the following sections:

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

Our operations

We own and operate two theme parks (Universal’s Islands of Adventure and Universal Studios Florida), an entertainment complex (Universal CityWalk Orlando), and movie and production facilities, all located in Orlando, Florida. Our operations are heavily dependent on theme park attendance, which we consider our most important operating indicator. We use two different metrics to gauge theme park attendance: paid attendance and turnstile attendance, which includes complimentary attendance. Additionally, through in-park surveys, we track our theme park attendance from three distinct points of origin: international, Florida and the outer-U.S., which is the domestic market excluding the state of Florida. Theme park attendance is affected by macroeconomic, competitive and seasonal forces. As our entertainment product is a component of our customers’ discretionary spending, macroeconomic factors, such as consumer sentiment and foreign currency exchange rates, play an important role in our attendance. Consumer sentiment is an important economic indicator, especially in relation to our outer-U.S. market where travel costs are higher when compared to our Florida market. Oil and gas prices affect consumer sentiment for all of our markets due to their impact on discretionary income and travel costs. Foreign currency exchange rates affect the relative prices for our international guests and therefore impact attendance from that market.

Orlando has seven large theme parks in the metro area. As a result, our attendance is also affected by competitive forces. Our largest competitor is Walt Disney World, which contains four of the parks in Orlando. Additionally, Anheuser-Busch InBev historically operated a local SeaWorld® park in Orlando, which was sold to an affiliate of Blackstone on December 1, 2009. Due to the high level of competition in our market, theme park ticket pricing and the introduction of new attractions are factors significantly impacting theme park attendance.

Theme park attendance follows a seasonal pattern which coincides closely with holiday and school schedules. The year begins with the end of the peak Christmas and New Year’s holiday period. When children return to school, attendance levels subside. During the March to April timeframe, spring break and Easter vacation periods drive seasonally high attendance. Since the peak spring break period fluctuates from year to year between the end of the first quarter and the beginning of the second quarter, historical quarterly financial information might not be comparable. May is a traditionally slow attendance period. June marks the beginning of the summer attendance peak when local schools are out for the summer. This peak attendance period continues throughout the month of June, as schools outside of Florida finish their terms. The peak summer period includes the entire month of July and the first few weeks in August, when the local schools begin to go back into session. Attendance levels continue to decline through Labor Day, when schools outside of Florida begin. Excluding special events such as Rock the Universe in September and Halloween Horror Nights® in October, the period from September through November is seasonally slow, with an attendance spike around Thanksgiving week. Attendance falls again after Thanksgiving weekend, and does not pick up until the third week of December, when the peak Christmas and New Year’s holiday period begins. The Atlantic Ocean hurricane season begins in June and ends in November of each year. Historically, tropical weather systems have had little impact on Orlando theme parks. From 1991 to 2003, our parks had been closed only once due to the inclement weather caused by hurricanes. However, during the 2004 and 2005 seasons, we closed our parks on four days as a result of hurricanes. From 2006 through 2010, there were no storms that caused us to close our parks.

In 2010, approximately 52% of our revenues were derived from theme park tickets. We analyze our theme park ticket revenue based on revenue per paid admission. Sales of food, beverage and merchandise constitute approximately 24% of our revenues. We analyze our theme park food, beverage and merchandise revenues based on revenue per turnstile admission. We derive less than 7% of our revenue from our CityWalk complex, which includes retail, dining, cinema and nightclub entertainment. Our primary operating costs include Theme Park Operations, Theme Park Selling, General and Administrative costs, Theme Park Cost of Products Sold, a Special Fee Payable to Universal City Studios Productions, the Consultant Fee, Depreciation and Amortization, in addition to Interest Expense. We also monitor EBITDA, Covenant EBITDA and certain of our debt covenant ratios as these items impact our ability to service our debt, make distributions to our partners (see the “Ownership and basis of presentation” section below) and make payments of special fees to our manager, Universal City Studios Productions. Covenant EBITDA is the primary basis in the UCDP senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which is computed based on the prior twelve months. These items are discussed in greater detail within the section entitled “Liquidity, capital resources and financial position.”

Ownership and basis of presentation

Our ultimate owners, each having a 50% interest in us, are Universal City Property Management II, LLC (“Universal CPM”), a subsidiary of Universal City Studios Productions LLLP (“UCSP”, formerly known as Vivendi Universal Entertainment or “VUE”), which in turn is a subsidiary of NBCUniversal Media, LLC (“NBCUniversal”), and Blackstone Capital Partners (“Blackstone”). Through NBCUniversal Holdings, General Electric Company (‘GE”) owns 49% of NBCUniversal, while Comcast Corporation (“Comcast”) owns the remaining 51%. Our consolidated financial statements include the amounts of Universal City Development Partners, Ltd., and all of its subsidiaries including: Universal Parks & Resorts Vacations (“UPRV”), Universal City Restaurant Partners, Ltd. (“UCRP”), Universal Orlando Online Merchandise Store (“UOOMS”), and UCDP Finance, Inc. (collectively “UCDP”). All significant intercompany balances and transactions have been eliminated upon consolidation. Universal City Development Partners, Ltd. is our primary operating company, while UCDP Finance, Inc. facilitated the issuance of the notes. UPRV is our travel company that sells and coordinates vacation packages for some of our guests. UCRP operates a restaurant and merchandise store in the CityWalk complex, and UOOMS is our online merchandise store, which opened during the second quarter of 2010.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see note 2 to our consolidated financial statements included elsewhere in this report. These accounting policies have been discussed and reviewed with the representatives of Holdings and our audit committee, which consists of representatives from both Universal City Studios Productions and Blackstone.

Revenue recognition

Operating revenue primarily consists of sales related to theme park tickets, merchandise and food and beverage. Revenue from theme park tickets is recognized at the time tickets are redeemed. For tickets not redeemed, revenue is recorded after one year from the date of purchase, which coincides with our historical redemption patterns. Proceeds related to the sale of theme park or entertainment complex tickets are exempt from unclaimed property reporting within the State of Florida. Revenue from theme park annual tickets is recognized in equal installments over the life of the annual ticket. Revenue from food and beverage and merchandise is recognized at the time of sale. In addition to unredeemed tickets, we also defer revenue on admissions to CityWalk venues until redemption and on corporate sponsorships, which are recognized as revenue over the period of benefit. Revenue from hotel rent is recognized when earned.

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets. Changes in circumstances such as changes to our business model could result in an impairment of our property and equipment. In addition, it could also result in the actual useful lives differing from our estimates. We review our assumptions whenever a change in these circumstances occurs. We currently depreciate our major ride components using a 20-year useful life and our show elements, such as film, over 10 years. Had we used a 15-year useful life, our annual depreciation expense as it relates to our major ride components would have increased by approximately $11.9 million. Conversely, a useful life for our major ride components of 25 years would have reduced our annual depreciation expense by approximately $6.9 million.

We utilize one accounting impairment model for long-lived assets held for sale, whether previously held and used or newly acquired. We review our long-lived assets and identifiable intangibles for impairment indicators. If indicators are noted, we compare the carrying amount of the asset to its fair value based on undiscounted cash flows. If the carrying amount exceeds its fair value, an impairment loss is recognized to adjust the long lived asset to fair value. If we determine that the useful life of property and equipment should be shortened, such as finalizing the date a ride will be closed as part of developing a new ride, we would depreciate the net book value in excess of the salvage value, over the revised remaining useful life, thereby increasing depreciation expense. Our consolidated financial statements do not include any significant impairment adjustments related to property and equipment. During the years ended December 31, 2010, 2009 and 2008, we accelerated depreciation on certain assets, primarily in our Lost Continent Island, which were disposed of as part of the construction of The Wizarding World of Harry Potter™. As a result, additional depreciation expense of approximately $2.8 million, $4.1 million and $4.0 million was recorded during the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, we also recorded an adjustment to increase depreciation expense by $3.3 million resulting from the reclassification of land assets that no longer qualified as held for sale in accordance with applicable accounting guidance (see note 2—Summary of significant accounting policies—Reclassifications).

Provision for inventory

Inventory, which primarily includes spare parts for the theme park rides, food and beverage and merchandise, is recorded at the lower of cost or market. Cost is determined using the average cost method. We periodically make judgments regarding the realizable value of certain slow-moving and obsolete inventory. For spare parts, these judgments are based on the usage of the parts on specific rides. If we decide to close down a ride as part of developing a new ride, or otherwise, we specifically review spare parts related to the ride being closed for impairment. For merchandise, these judgments are based primarily on the demand of our customers. The enactment of product safety regulations can also impact our provision for merchandise inventory. When the realizable value is less than the average cost, we record an inventory provision.

At December 31, 2010, we had a $3.0 million inventory provision, which included $1.6 million for slow-moving merchandise, $0.1 million for food supplies and $1.3 million for obsolete spare parts. At December 31, 2009, we had a $2.1 million inventory provision, which included $1.1 million for slow-moving merchandise, $0.2 million for food supplies and $0.8 million for obsolete spare parts.

Litigation

We are currently involved in certain legal proceedings and other claims, including those discussed within the “Item 1. Business” section of this report. If we believe that costs from these matters are probable and the amount of the costs can be reasonably estimated, we will accrue the amount of the costs. Accordingly, we have accrued our estimate of the probable legal and settlement costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. As additional information becomes available, we will reassess any potential liability related to these matters and, if necessary, revise our estimates. See note 13 to our consolidated financial statements included elsewhere in this report for more detailed information on litigation related exposure.

Recent accounting pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for us on January 1, 2009. The adoption of this accounting guidance resulted in approximately $1.0 million in additional intangible assets and financing obligations being recorded during the year ended December 31, 2010.

In March 2008, the FASB issued guidance that expands the disclosure requirements for derivative instruments and hedging activities. Specifically, this guidance requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008. This guidance became effective for us on January 1, 2009. Our adoption of the standard did not have a material impact on our financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued guidance that modifies certain aspects of how an acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. Although this guidance will impact our accounting for business combinations completed on or after January 1, 2009, it did not impact our consolidated financial statements as we did not enter into any business combinations during the years ended December 31, 2010 or December 31, 2009.

In May 2009, the FASB issued guidance that establishes principles and requirements for subsequent events. Specifically, the guidance sets forth parameters pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for us on June 28, 2009. Our adoption of the standard did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued revisions to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. As such, the guidance became effective for us on January 1, 2010. Our adoption of the standard did not have a material impact on our financial position, results of operations or cash flows as it did not result in the additional consolidation or deconsolidation of any variable interest entities.

In June 2009, the FASB issued accounting guidance that has become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. This guidance reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts our consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

Results of operations

Overview

Our 2010 results benefited significantly from the opening of The Wizarding World of Harry PotterTM, which opened on June 18, 2010. Prior to the opening of The Wizarding World of Harry PotterTM, our year-to-date Paid Theme Park Admissions was down 5% when compared to the same period of 2009. Paid Theme Park Admissions increased 40% during the last six months of 2010 when compared to the last six months of 2009 and, on a full-year basis, increased 20% versus 2009. In 2010 our Paid Theme Park Admissions was 11.2 million, which was the highest total since 2004 and the third highest in our 20-year history. Additionally in 2010, we set several all-time annual operating records for several metrics including Total Operating Revenues, EBITDA (as defined herein) and Net Income. When compared to 2009, Total Operating Revenues increased $325.6 million, or 41%, while EBITDA was up $130.7 million, or 50%. At December 31, 2010, we had $334.0 million in available cash and cash equivalents, including $259.0 million in Cash And Cash Equivalents and $75.0 million of availability under our revolving credit facility. In April 2010, we amended our renewed senior secured credit facilities, which reduced the interest rate applicable to the borrowings under the term loan. Additional details of this amendment are discussed in the section “Liquidity, capital resources and financial position”. We owed $1,516.0 million on our gross indebtedness as of December 31, 2010, of which $90.0 million was current.

2010 compared to 2009

The following table summarizes our results of operations during the years ended December 31, 2010 and 2009 (in thousands except per capita amounts and percentages):

	2010	2009	% Change Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	11,180	9,297	20.3%
Turnstile theme park admissions	11,874	10,157	16.9%
Theme park ticket revenue per paid admission	$52.48	$45.07	16.4%
Theme park food, beverage and merchandise revenue per turnstile admission	$22.58	$17.46	29.3%
Other theme park related revenue per turnstile admission	$9.16	$8.53	7.4%
Statement of income data:
Operating revenues:
Theme park ticket revenue	$586,682	$419,026	40.0%
Theme park food and beverage	127,509	94,655	34.7%
Theme park merchandise	140,625	82,695	70.1%
Other theme park related	108,796	86,658	25.5%
Other	164,863	119,819	37.6%

Total operating revenues	1,128,475	802,853	40.6%
Costs and operating expenses:
Theme park operations	206,519	176,947	(16.7)%
Theme park selling, general and administrative	183,216	124,216	(47.5)%
Theme park cost of products sold	133,018	92,645	(43.6)%
Special fee payable to Universal City Studios Productions and consultant fee	74,766	51,913	(44.0)%
Depreciation and amortization	123,484	106,051	(16.4)%
Other	140,581	102,058	(37.7)%

Total costs and operating expenses	861,584	653,830	(31.8)%

Operating income	266,891	149,023	79.1%
Non-operating expense, net	118,485	125,532	5.6%

Net income	148,406	23,491	NM
Less: net income attributable to the noncontrolling interest in UCRP	1,780	1,577	(12.9)%

Net income attributable to the Partners	$146,626	$21,914	NM

NM – Not meaningful

Our operating results for 2010 significantly benefited from the opening of The Wizarding World of Harry PotterTM, which opened on June 18, 2010. Our attendance and financial results improved considerably subsequent to the opening of this new content. Paid Theme Park Admissions for the full year increased 20% when compared to 2009. Our domestic markets experienced an increase of 21%, while our international markets experienced an increase of 19%. Total theme park spending on a per guest basis increased 19% versus 2009. As a result of the increased attendance and guest spending, Total Operating Revenues experienced year-over-year growth of $325.6 million, or 41%. Theme Park Ticket Revenue Per Paid Admission increased 16% as a result of new ticket offerings and selective price changes to maximize yield. Theme Park Food, Beverage, and Merchandise Revenue Per Turnstile Admission increased 29% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM. Other Theme Park Related Revenue Per Turnstile Admission increased 7% over the prior year. This is primarily due to $13.0 million in additional guest spending on our UEP product and $6.9 million in increased parking revenues. Other Revenue increased $45.0 million, or 38%, when compared to 2009 due to $11.5 million in increased hotel rent and $28.4 million in higher revenues from our travel company. Rental income from the three on-site hotels includes two components, one of which is based on 1% of hotel revenues (base ground rent) while the other is earned in years in which the hotels achieve certain operating results (incremental ground rent). Our results in 2010 benefited from the $11.3 million in incremental ground rent in addition to base ground rent, whereas in 2009 we only received base ground rent. In 2010 we earned the maximum amount of incremental ground rent possible. Our travel company, which is a low margin business for us, has benefited from offering guests exclusive vacation packages which include certain perks, such as early park admission to experience The Wizarding World of Harry PotterTM.

Theme Park Operations increased $29.6 million, or 17%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance, additional operating hours, the opening of The Wizarding World of Harry PotterTM, and the addition of the Hollywood Rip Ride Rockit® coaster which opened in August 2009. Theme Park Selling, General and Administrative increased $59.0 million, or 48%, primarily due to increased marketing spend of $37.4 million and growth in the anticipated payouts under our incentive compensation programs. In 2009, we reduced our marketing spend as part of our cost containment strategy, while in 2010 we have reinstated much of these marketing costs and incurred incremental marketing spend related to the launch of The Wizarding World of Harry PotterTM. While Theme Park Cost of Product Sold increased $40.4 million, Theme Park Cost of Product sold as a percentage of Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue decreased 2.6 percentage points to 49.6%, which is primarily as a result of increased volume which increased the absorption of certain costs of sales. Other Costs and Operating Expenses increased $38.5 million, or 38%, primarily due to increased operating costs of $24.2 million at our travel company and additional credit card fees of $4.8 million, both resulting from the increased volume. Non-Operating Expenses decreased $7.0 million year-over-year. This is due to several discrete transactions being recorded in 2009 including $29.3 million in expenses and losses incurred in connection with the November 2009 debt refinancing. These charges in 2009 were partially offset by a $5.2 million gain on a land sale as well as income associated with changes in the fair value of our interest rate swaps totaling $5.2 million. Finally, interest expense in 2010 increased $9.5 million due to our increased indebtedness resulting from the refinancing in November 2009 in which UCDP refinanced debt previously at the Holdings level.

2009 compared to 2008

The following table summarizes our results of operations during the years ended December 31, 2009 and 2008 (in thousands except per capita amounts and percentages):

	2009	2008	% Change Favorable/ (unfavorable)
Operational Data:
Paid theme park admissions	9,297	10,564	(12.0)%
Turnstile theme park admissions	10,157	11,357	(10.6)%
Theme park ticket revenue per paid admission	$45.07	$43.16	4.4%
Theme park food, beverage and merchandise revenue per turnstile admission	$17.46	$18.66	(6.4)%
Other theme park related revenue per turnstile admission	$8.53	$9.19	(7.2)%
Statement of income data:
Operating revenues:
Theme park ticket revenue	$419,026	$455,935	(8.1)%
Theme park food and beverage	94,655	112,270	(15.7)%
Theme park merchandise	82,695	99,634	(17.0)%
Other theme park related	86,658	104,380	(17.0)%
Other	119,819	151,133	(20.7)%

Total operating revenues	802,853	923,352	(13.1)%
Costs and operating expenses:
Theme park operations	176,947	184,371	4.0%
Theme park selling, general and administrative	124,216	153,205	18.9%
Theme park cost of products sold	92,645	113,536	18.4%
Special fee payable to Universal City Studios Productions and consultant fee	51,913	58,305	11.0%
Depreciation and amortization	106,051	111,130	4.6%
Other	102,058	122,374	16.6%

Total costs and operating expenses	653,830	742,921	12.0%

Operating income	149,023	180,431	(17.4)%
Non-operating expense, net	125,532	102,542	(22.4)%

Net income	23,491	77,889	(69.8)%
Less: net income attributable to the noncontrolling interest in UCRP	1,577	2,149	26.6%

Net income attributable to the Partners	$21,914	$75,740	(71.1)%

Paid Theme Park Admissions decreased 12% when compared to 2008. As previously discussed we believe this was driven by the downturn in the global economy. Both our domestic and international markets experienced low-teen digit percentage declines to prior year. Accordingly, our Total Operating Revenues decreased $120.5 million, or 13%. Overall total per capita spending in 2009 was consistent with 2008. Theme Park Ticket Revenue Per Paid Admission increased 4% as a result of selective price changes to maximize yield. Theme Park Food, Beverage, and Merchandise Revenue Per Turnstile Admission decreased 6% primarily due to lower guest spending. Other Theme Park Related Revenue Per Turnstile Admission decreased 7%, principally due to a $10.7 million decrease in corporate special events revenue, $3.1 million in reduced guest spending on our UEP product, which typically decreases in periods of lower attendance, and $2.0 million in lower aged pass sales revenue. Other Revenue decreased $31.3 million, or 21%, year-over-year due to $11.3 million in reduced rental income from the three on-site hotels, decreased volume resulted in $10.1 million in lower revenue from our travel company and $9.0 million lower revenue from our CityWalk operations. Rental income from the three on-site hotels includes two components, one of which is based on 1% of hotel revenues (base ground rent) while the other is earned only in years in which the hotels achieve certain operating results (incremental ground rent). Our revenues only included base ground rent from the on-site hotels during the current year.

Theme Park Operations was favorable by $7.4 million largely due to decreased entertainment and operating costs resulting from our reduced attendance levels and management’s cost savings initiatives. Theme Park Selling, General and Administrative was favorable by $29.0 million, or 19%, due to reductions in marketing spend and management’s cost savings initiatives impacting departments throughout the Company. Theme Park Cost of Products Sold decreased 18% when compared to 2008, which corresponds to the decrease in Theme Park Food and Beverage Revenue and Theme Park Merchandise Revenue of 16% and 17%, respectively. As a percentage of revenue, Theme Park Cost of Products Sold decreased from 53.6% in 2008 to 52.2% in 2009, which resulted from a combination of reduced commodity prices and menu changes. Special Fee Payable to Universal City Studios Productions and Consultant Fee decreased 11%, which corresponds to the decrease in Total Operating Revenue of 13%. Other Costs and Operating Expenses was favorable by $20.3 million, or 17%, year-over-year due to reduced operating costs of $7.1 million at our travel company, in addition to reduced operating costs at our CityWalk operations and corporate special events of $5.3 million and $4.9 million, respectively. These reduced operating costs correlate to the lower revenues from each of these areas as discussed previously. Non-operating Expenses was unfavorable by $23.0 million compared to 2008. This was principally due to $29.3 million in expenses and losses incurred in connection with the debt refinancing and $5.7 million in higher interest expense resulting from the amendment of our 2004 senior secured credit agreement in July 2008 and our increased indebtedness during the last two months of 2009. These items were partially offset by $10.4 million in favorable changes in the fair value of our interest rate swaps and a $5.2 million gain on a land sale. See “Business—Properties”.

Other performance measures

We have included Covenant EBITDA because it is used by some investors as a measure of our ability to service debt, while we have also included EBITDA as it is a measure of Company operating performance under our Annual Incentive Plan. While EBITDA represents earnings before interest, taxes and depreciation and amortization, Covenant EBITDA includes certain other adjustments permitted by the definition of EBITDA in our renewed senior secured credit agreement and the indentures governing the notes. Some of these adjustments include exclusion of gains or losses from the sale of assets held for sale, exclusion of impairment charges on long lived assets and adjustments related to income and cash flows derived from investments in unconsolidated entities. Covenant EBITDA and EBITDA are not prepared in accordance with United States generally accepted accounting principles and should not be considered alternatives for Net Income, Net Cash And Cash Equivalents Provided By Operating Activities and other consolidated income or cash flow statement data prepared in accordance with United States generally accepted accounting principles or as measures of profitability or liquidity. Covenant EBITDA and EBITDA, because they are before debt service, capital expenditures and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of Covenant EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies. For these reasons, we have prepared a two step reconciliation between our GAAP financial measures, EBITDA as well as Covenant EBITDA. Covenant EBITDA is the primary basis in our renewed senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which is computed based on the prior twelve months. See below for related reconciliations.

The following is a reconciliation of Net Cash And Cash Equivalents Provided By Operating Activities to EBITDA and Covenant EBITDA for each of the periods presented above:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Net cash and cash equivalents provided by operating activities	$349,515	$65,973	$191,333
Adjustments:
Interest expense	117,919	108,388	102,669
Interest income	(221)	(201)	(2,654)
Amortization of deferred finance costs	(3,519)	(8,645)	(6,939)
Interest on financing obligations	(2,284)	(2,346)	(2,380)
Changes in deferred special fee payable and related interest payable to affiliates	—	91,967	(4,359)
Gain on sale of assets held for sale	—	5,155	—
Distributions from investments in unconsolidated entities	(3,080)	(3,161)	(3,691)
Income from investments in unconsolidated entities	2,373	1,586	2,673
Loss from impairment of investments in unconsolidated entities	—	(444)	—
Accretion of bond discount	(3,927)	(1,219)	(834)
Income attributable to the noncontrolling interest in UCRP	(1,780)	(1,577)	(2,149)
Net change in working capital accounts (1)	(64,028)	4,762	18,416

EBITDA	390,968	260,238	292,085
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)
Distributions from investments in unconsolidated entities	3,080	3,161	3,691
Gain on sale of assets held for sale	—	(5,155)	—
Interest income	221	201	2,654
Other	(160)	1,409	—

Covenant EBITDA	$393,516	$259,845	$297,906

Note: Reconciliation for the year ended December 31, 2008 is shown for illustrative purposes only as results for that period were not subject to the same calculations of Covenant EBITDA as contained in the indentures governing the notes or the renewed senior secured credit facilities.

(1)	Net Change In Working Capital Accounts represents changes in operating assets and liabilities, which includes Accounts Receivable (net), Receivables From Related Parties, Inventories, Prepaid Expenses and Other Assets, Other Long-term Assets, Accounts Payable and Accrued Liabilities, Unearned Revenue, Payable To Related Parties, and Other Long-term Liabilities.

The following is a reconciliation of Net Income Attributable to the Partners to EBITDA and Covenant EBITDA for each of the periods presented above:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Net income attributable to the Partners	$146,626	$21,914	$75,740
Adjustments:
Interest expense	117,919	108,388	102,669
Expenses associated with debt refinancing	3,160	25,023	—
Loss on extinguishment of debt	—	4,263	—
Depreciation and amortization	123,484	106,051	111,130
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss (1)	—	(5,200)	5,200
Interest income	(221)	(201)	(2,654)

EBITDA	390,968	260,238	292,085
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)
Distributions from investments in unconsolidated entities	3,080	3,161	3,691
Gain on sale of assets held for sale	—	(5,155)	—
Interest income	221	201	2,654
Other	(160)	1,409	—

Covenant EBITDA	$393,516	$259,845	$297,906

Note: Reconciliation for the year ended December 31, 2008 is shown for illustrative purposes only as results for that period were not subject to the same calculations of Covenant EBITDA as contained in the indentures governing the notes or the renewed senior secured credit facilities.

(1)	See “Quantitative and qualitative disclosures about market risk” below.

Liquidity, capital resources and financial position

In light of the difficult economic climate, our significant leverage and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Item 1A. Risk factors.”

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2011 and in future years. In addition to the cash flow generated from our operations, our available cash and our unused revolving credit facility under our renewed senior secured credit agreement also provide liquidity. As such, we believe that we have financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, working capital and consultant fee payments. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-strategic land assets. However, we cannot assure you as to the timing, size or proceeds with respect to the sale of the other parcel and we may not be able to sell land assets on commercially reasonable terms or at all. Additionally, as of December 31, 2010, we had no land assets that qualified as held for sale in accordance with applicable accounting guidance.

Our current business structure is heavily leveraged. During 2009, we (i) issued notes totaling $625.0 million in aggregate principal amounts and (ii) entered into our renewed senior secured credit facilities consisting of term loans in the principal amount of $900.0 million and a revolving credit facility in an aggregate amount of up to $75.0 million. As of December 31, 2010, our total debt was $1,495.2 million. This included $876.5 million outstanding under our renewed senior secured credit agreement ($891.0 million, net of a remaining unamortized discount of $14.5 million), $396.1 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $3.9 million), and $222.6 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.4 million). As of December 31, 2009, our total debt was $1,504.7 million. This included $886.9 million outstanding under our renewed senior secured credit agreement ($900.0 million, net of a remaining unamortized discount of $13.1 million), $395.5 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $4.5 million) and $222.3 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.7 million). Our 2004 senior secured credit agreement was renewed and additional credit in the amount of $366.0 million was extended to us on November 6, 2009. The term loans under the renewed senior secured credit agreement call for quarterly principal installments of 0.25% with the remainder due on November 6, 2014. The term loans under the renewed senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of our excess cash flow for each fiscal year on or after December 31, 2010. The excess cash flow for the year ended December 31, 2010 totaled $90.0 million which is required to be paid on or before March 31, 2011, which satisfies the quarterly principal installment requirement for all future quarters. The maturity date of the revolving credit facility under the renewed senior secured credit agreement is November 6, 2013. The senior notes will mature on November 15, 2015, and the senior subordinated notes will mature on November 15, 2016. Our renewed senior secured credit facilities and the notes are guaranteed by our existing, and certain of our future, domestic subsidiaries. Our access to capital markets and our ability to issue various securities to raise capital could be affected by our ratings. Additionally, our Partners, their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means.

In addition to there being no amounts drawn on the revolving credit facility under the renewed senior secured credit agreement as of December 31, 2010 and December 31, 2009, we have never utilized any amounts of these revolving credit facilities. In addition, we may borrow up to $150.0 million of uncommitted incremental term loans from time to time. On April 30, 2010 we amended our renewed senior secured credit facilities, which resulted in a reduction of the interest rate provision of our term loan. Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%. The interest rates under the revolving credit facilities were not impacted. The interest rate applicable to borrowings under our amended renewed senior secured credit agreement is based, at our option, on either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of  1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin for the term loans is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans. The initial specified margin for the revolving facility is 3.25% in the case of base rate loans and 4.25% in the case of LIBOR loans. Any amounts payable under our renewed senior secured credit agreement not paid when due bear interest at a default rate of 2.00% above the rates otherwise applicable. In addition to paying interest on outstanding debt, we pay a commitment fee equal to (i) 0.75% per annum for any day on which more than 50% of the aggregate amount of the revolving credit facility commitments are drawn and (ii) 1.00% per annum for any other day.

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

With the proceeds from the senior notes, senior subordinated notes and the renewed senior secured credit facilities discussed above, the April 2010 notes were either tendered by the early settlement deadline of November 5, 2009 or redeemed by December 23, 2009. The Company recorded a loss on extinguishment of debt equal to $4.3 million as a result of the repurchase of the April 2010 notes which includes fees paid of $2.9 million. Additionally, the Company paid dividends and deferred special fees of approximately $356.6 million and $94.5 million, respectively, to Holdings which enabled Holdings to repurchase or redeem all of the May 2010 notes (including premiums and fees).

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

The following table summarizes key aspects in our historical financial position and liquidity (in thousands):

	As of
	December 31, 2010	December 31, 2009
Cash and cash equivalents	$259,033	$45,157
Unused portion of revolving credit facilities	75,000	75,000
Current portion of long-term borrowings, capital lease and financing obligations	95,801	14,098
Current portion of special fees	15,969	8,903
Total long-term obligations (1)	1,432,278	1,523,145

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations, but excludes amounts payable under the Consultant Agreement. For more information regarding capital lease and financing obligations, see note 8 to the consolidated financial statements included elsewhere in this report.

Cash flow summary

The following table summarizes key aspects of our cash flows for each of the last three fiscal years ended December 31 (in thousands):

	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net cash and cash equivalents provided by operating activities	$349,515	$65,973	$191,333
Net cash and cash equivalents used in investing activities	110,160	134,043	134,874
Cash paid for capital expenditures	110,160	143,433	137,010
Net cash and cash equivalents (used in) provided by financing activities	(25,479)	25,429	(96,535)

In 2010 and 2009, net cash provided by operating activities was $349.5 million and $66.0 million, respectively. The increase in cash flow from operations of $283.5 million was primarily due to the increase in net income of $124.9 million, the payment of deferred special fees in 2009 of $94.5 million, relating to the November 2009 debt refinance, and changes in working capital of $68.8 million. The increase in cash from working capital primarily consisted of increased cash flows of $51.7 million resulting from higher accrued liabilities and increased cash flows of $36.5 million resulting from higher cash receipts from guests which are reflected in our deferred revenue balances. The increase in accrued liabilities is primarily due to several volume-related factors including growth in our bonus accruals, sales tax payables, royalty liabilities and Consultant payable in addition to growth in our vacation and leave accruals. These items were partially offset by approximately $11.6 million in incremental cash spent on inventory purchases during the year ended December 31, 2010 as compared to the prior year.

In 2009 and 2008, net cash provided by operating activities was $66.0 million and $191.3 million, respectively. This decrease in cash flow from operations of $125.4 million was largely due to the payment of deferred special fees in the amount of $94.5 million, relating to the November 2009 debt refinancing, and the decrease in net income of $54.4 million, partially offset by adjustments to reconcile net income to cash provided by operating activities of $25.0 million for expenses incurred in conjunction with the debt refinancing.

Cash flows used in investing activities in 2010, 2009 and 2008 consisted primarily of capital expenditures. In 2009 and 2008, these capital expenditures were partially offset by a combination of proceeds from land sales, capital reimbursements and capital claims settlements which totaled $9.4 million and $2.1 million, respectively. These proceeds are the result of discrete transactions that may or may not occur in the future.

We make annual capital investments to provide ongoing support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. For instance, during 2009 and 2008, we made purchases totaling $127.2 million and $142.9 million, respectively, for capital projects (excluding capitalized interest, capital lease purchases and payments on previously accrued liabilities), while in 2010 similar expenditures amounted to only $73.1 million. During the year ended December 31, 2008, our capital expenditures in excess of the amount permitted by the capital covenant in our 2004 senior secured credit agreement were funded through partner equity contributions. We estimate our 2011 expenditures (excluding capitalized interest and payments on previously accrued liabilities) will be approximately $75.0 million. As of December 31, 2010, our total capital investment in The Wizarding World of Harry Potter™ (which opened in the spring of 2010), Hollywood Rip Ride RockitSM (which opened in the summer of 2009), The Simpsons Ride™ (which opened in the spring of 2008), and certain system enhancements primarily including the reengineering of our website and online ticket store was approximately $385.0 million. This includes all capital expenditures to build these attractions, excluding capitalized interest. This also takes into account the net present value of all license fee payments made during the initial terms of the applicable licenses, while excluding license payments made during renewal periods and merchandise royalties.

In 2010 net cash used for financing activities was $25.5 million. The amounts used during 2010 primarily related to payments of $14.8 million on our long-term obligations and payments totaling $8.6 million for financing costs that were incurred during the amendment of our renewed senior secured credit agreement or were accrued during our refinancing in November 2009. In 2009 net cash provided by financing activities was $25.4 million. This amount includes inflows of $995.2 million in net proceeds from the renewal of our senior secured credit facilities and issuance of notes and contributions received from Holdings totaling $14.4 million. These items were offset by the following: i) $500.0 million in payments on the April 2010 notes; ii) $356.6 million in distributions to Holdings enabling the repurchase of the May 2010 notes; iii) $49.1 million in payments on financing costs; iv) $36.8 million in distributions made to Holdings to fund its interest payments; v) $33.4 million in distributions made to the Partners for their respective tax liabilities from our net income in 2008; and vi) $5.8 million in payments on financing obligations. In 2008 the primary components of the cash flows used in financing activities, which totaled $96.5 million, related to distributions made to Holdings and payments on our long term obligations. Additionally, we paid $4.3 million in finance costs attributable to the amendment of our 2004 senior secured credit facilities in 2008. Also during 2008, we received approximately $28.7 million of Partner contributions in order to partially fund our capital expenditures and satisfy the capital covenant in our 2004 senior secured credit agreement.

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

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot assure you as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant has a second-priority lien over UCDP’s real and tangible personal property, including a mortgage on our real property up to $400.0 million, to secure UCDP’s periodic and one-time payment obligations and the notes are effectively subordinated to his interests to the extent of the value of those assets. The lien securing the Consultant’s interest is junior to the lien securing our renewed senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as defined in the renewed senior secured credit agreement). Upon the sale of any portion of Blackstone’s and/or the NBCU Parties’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers. Our obligations under the agreement are guaranteed by NBCUniversal Media, LLC and USC, as successor to MCA Inc., and USC’s obligations under that guarantee have in turn been assumed by Universal City Studios Productions. Universal City Studios Productions has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. While UCDP remains ultimately liable for those obligations, historically the comparable parks have paid them directly to the Consultant; however, if they were not to pay, UCDP would be required to make the payments and seek indemnification from Universal City Studios Productions. Under the terms of the notes and the renewed senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. See “Item 1A. Risk factors—Risks related to our indebtedness— Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment.”

Special fee requirements

Under our partnership agreement, a “special fee” is payable to Universal City Studios Productions through Universal CPM. The special fee has historically been calculated at 5.0% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. An amendment to our partnership agreement, which was executed as of October 18, 2009, increased the applicable rate used to calculate the special fee through June 2017 from 5.0% to 5.25% of certain gross operating revenues, as defined. During 2010, 2009 and 2008, the special fee amounted to $50.4 million, $34.4 million and $38.7 million, respectively. During 2010, 2009 and 2008 the interest incurred on the special fee payable to Universal City Studios Productions and affiliates, including both the current and long-term portions, was $0.4 million, $2.8 million and $4.9 million, respectively.

Historically, under the terms of our 2004 senior secured credit facilities and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different ratios (and that is still the case under our renewed senior secured credit agreement). The most restrictive quarterly covenant for payment of the special fee was a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the 2004 senior secured credit agreement); now the most restrictive quarterly covenant is a fixed charge coverage ratio (as defined in the renewed senior secured credit agreement) greater than or equal to 1.1 to 1.0. These ratios were met as of each of our quarter end dates throughout the period from January 1, 2006 to December 31, 2010, thus allowing the special fee to be paid. Accordingly, in 2010, 2009 and 2008 we paid total fees of $43.7 million, $34.6 million and $39.3 million, respectively, to Universal City Studios Productions. At December 31, 2010 and December 31, 2009, the current portion of our consolidated balance sheet included $16.0 million and $8.9 million, respectively, related to special fees payable to Universal City Studios Productions. On November 6, 2009, we paid $94.5 million in special fees to an affiliate of Universal City Studios Productions as part of the refinancing transactions thus enabling Holdings to repay a portion of the May 2010 notes. Therefore, as of December 31, 2010 and December 31, 2009, we had no deferred special fees payable to an affiliate of Universal City Studios Productions on our consolidated balance sheet. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our renewed senior secured credit facilities or the notes.

Distributions

Under the renewed senior secured credit agreement, for years beginning on or after December 31, 2010, distributions may be made in an aggregate amount not to exceed 25% of excess cash flow if no event of default exists and the total leverage ratio is not greater than 5.5x. Additionally, the indentures governing the notes limit distributions that may be made to an amount equal to our Covenant EBITDA for the period from the beginning of the first fiscal quarter commencing on or after September 28, 2009 to the end of our most recently ended fiscal quarter for which internal financial statements are available less 1.75 times our consolidated interest expense. The notes also have an unrestricted basket of $50.0 million available as of the date of the refinancing.

The above restrictions do not apply to our ability to make a distribution to the Partners in an aggregate amount equal to our hypothetical federal income tax, as provided for in UCDP’s partnership agreement.

Covenant stipulations

Our renewed senior secured credit agreement and the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the renewed senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance in all material respects with all financial covenants as of December 31, 2010 and December 31, 2009.

Contractual obligations

The following table reflects our estimated contractual obligations as of December 31, 2010 on an actual, historical basis:

	Payments due by fiscal period
(in millions)	Total	2011	2012 to 2013	2014 to 2015	2016 and beyond
Contractual obligations:
Long-term borrowings (1)	$1,516.0	$90.0	$—	$1,201.0	$225.0
Interest payment of long-term borrowings (2)	490.4	105.6	209.4	154.0	21.4
Operating lease obligations	13.6	3.9	5.1	1.6	3.0
Purchase obligations (3)	108.0	51.7	21.0	19.1	16.2
Special fee payable to Universal City Studios Productions and affiliates	16.0	16.0	—	—	—
Consultant fee (4)	7.7	7.7
Other long-term liabilities	8.0	—	—	—	8.0

Total contractual obligations	$2,159.7	$274.9	$235.5	$1,375.7	$273.6

(1)	Amounts exclude discounts and therefore represent gross maturities.
(2)	Interest due on the renewed senior secured credit facilities was included at the current rate of 5.5% and does not contemplate any principal payments related to the excess cash flow provisions outside of those made in March 2011 as such other amounts are not currently known.
(3)	Amount includes various purchase obligations, including obligations for capital leases and financing obligations.
(4)	Amounts exclude any potential obligation resulting from the Consultant’s right to receive one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that have been open at that time for at least one year, which amounts could be significant. The earliest exercise date for this payment is June 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages) as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt (1):
Fixed rate debt	$—	$—	$—	$—	$400,000	$225,000	$625,000	$666,400
Average interest rate	n/a	n/a	n/a	n/a	8.9%	10.9%	9.6%	9.6%
Variable rate debt	$90,000	$—	$—	$801,000	$—	$—	$891,000	$899,900
Average interest rate (2)	5.5%	n/a	n/a	5.5%	n/a	n/a	5.5%	5.5%

Total gross debt	$90,000	$—	$—	$801,000	$400,000	$225,000	$1,516,000	$1,566,300

(1)	Amounts exclude discounts and therefore represent gross maturities.
(2)	Represents the current interest rate of the renewed senior secured credit facilities.

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. As a result, we had $891.0 million and $900.0 million of unhedged variable rate debt as December 31, 2010 and December 31, 2009, respectively. Based on these variable-rate obligations, each 1.0% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $8.9 million and $9.0 million as of December 31, 2010 and 2009, respectively. The sensitivity analysis described above, contains certain simplifying assumptions (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary. In the fourth quarter of 2008, our interest rate swap agreements became ineffective in accordance with applicable accounting guidance which is more fully explained in note 6 of our consolidated financial statements. For the years ended December 31, 2009 and 2008, this resulted in $5.2 million of income and a $5.2 million charge, respectively, on the consolidated statement of income. Our remaining interest rate swaps expired in the fourth quarter of 2009.

Item 8. Financial Statements and Supplementary Data.

Universal City Development Partners, Ltd. and subsidiaries

Index to consolidated financial statements

Terms used in the following consolidated financial statements and the accompanying notes have the meanings set forth in such notes, notwithstanding anything to the contrary contained elsewhere in this report.

Report of independent registered public accounting firm

The Partners of Universal City Development Partners, Ltd.

We have audited the accompanying consolidated balance sheets of Universal City Development Partners, Ltd. and subsidiaries (UCDP) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of UCDP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal City Development Partners, Ltd. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public
Accountants

Orlando, Florida

March 14, 2011

Universal City Development Partners, Ltd. and subsidiaries

Consolidated balance sheets

(In thousands)	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$259,033	$45,157
Accounts receivable, net	30,745	25,144
Receivables from related parties	656	1,137
Inventories	55,009	42,984
Prepaid expenses and other assets	7,531	8,989

Total current assets	352,974	123,411
Property and equipment, at cost:
Land and land improvements	505,914	496,367
Buildings and building improvements	1,522,333	1,402,938
Equipment, fixtures and furniture	1,313,922	1,154,187
Construction in process	12,071	220,890

Total property and equipment, at cost:	3,354,240	3,274,382
Less accumulated depreciation	(1,640,786)	(1,521,620)

Property and equipment, net	1,713,454	1,752,762
Other assets:
Investments in unconsolidated entities	9,213	9,920
Intangible assets, net	50,330	51,188
Deferred finance costs, net	21,081	24,600
Other assets	8,563	7,723

Total other assets	89,187	93,431

Total assets	$2,155,615	$1,969,604

Universal City Development Partners, Ltd. and subsidiaries

Consolidated balance sheets (Continued)

(In thousands)	December 31, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$124,662	$114,936
Unearned revenue	74,614	41,825
Payables to related parties	18,993	13,107
Current portion of capital lease and financing obligations	5,801	5,098
Current portion of long-term borrowings	90,000	9,000

Total current liabilities	314,070	183,966
Long-term liabilities:
Long-term borrowings	1,405,168	1,495,730
Capital lease and financing obligations, net of current portion	27,110	27,415
Other	7,996	7,482

Total long-term liabilities	1,440,274	1,530,627
Equity:
Partners’ equity:
UCSP	198,014	124,528
Blackstone	198,014	124,528

Total Partners’ equity	396,028	249,056
Noncontrolling interest in UCRP	5,243	5,955

Total equity	401,271	255,011

Total liabilities and equity	$2,155,615	$1,969,604

See accompanying notes.

Universal City Development Partners, Ltd. and subsidiaries

Consolidated statements of income and comprehensive income

	Year ended December 31,
	2010	2009	2008
(In thousands)
Operating revenues:
Theme park tickets	$586,682	$419,026	$455,935
Theme park food and beverage	127,509	94,655	112,270
Theme park merchandise	140,625	82,695	99,634
Other theme park related	108,796	86,658	104,380
Other	164,863	119,819	151,133

Total operating revenues	1,128,475	802,853	923,352
Costs and operating expenses:
Theme park operations	206,519	176,947	184,371
Theme park selling, general and administrative	183,216	124,216	153,205
Theme park cost of products sold	133,018	92,645	113,536
Special fee payable to Universal City Studios Productions and consultant fee	74,766	51,913	58,305
Depreciation and amortization	123,484	106,051	111,130
Other	140,581	102,058	122,374

Total costs and operating expenses	861,584	653,830	742,921

Operating income	266,891	149,023	180,431
Other expense (income):
Interest expense	117,919	108,388	102,669
Interest income	(221)	(201)	(2,654)
Expenses associated with debt refinancing	3,160	25,023	—
Loss on extinguishment of debt	—	4,263	—
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	—	(5,200)	5,200
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)
Gain from sale of assets held for sale	—	(5,155)	—

Total other expense, net	118,485	125,532	102,542

Net income	148,406	23,491	77,889
Less: net income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149

Net income attributable to the Partners	$146,626	$21,914	$75,740

Net income	$148,406	$23,491	$77,889
Other comprehensive income (loss):
Change in fair value of interest rate swaps designated as hedges	—	—	(46)
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	—	3,976	1,176

Total other comprehensive income	—	3,976	1,130

Comprehensive income	148,406	27,467	79,019
Less: net income attributable to the noncontrolling interest in UCRP	1,780	1,577	2,149

Comprehensive income attributable to the Partners	$146,626	$25,890	$76,870

See accompanying notes.

Universal City Development Partners, Ltd. and subsidiaries

Consolidated statements of changes in equity

	UCDP’s Partners
	UCSP	Blackstone	Accumulated Comprehensive Income (Loss)	Noncontrolling interest in UCRP	Total Equity
(In thousands)
Balance at December 31, 2007	$320,697	$320,697	$(5,106)	$7,294	$643,582
Distributions to noncontrolling interest in UCRP	—	—	—	(2,661)	(2,661)
Change in fair value of interest rate swaps designated as hedges	—	—	(46)	—	(46)
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges			1,176		1,176
Partner contributions for capital projects	14,338	14,338	—		28,676
Distributions to Holdings	(53,135)	(53,135)	—	—	(106,270)
Net income	37,870	37,870	—	2,149	77,889

Balance at December 31, 2008	319,770	319,770	(3,976)	6,782	642,346

Distributions to noncontrolling interest in UCRP	—	—	—	(2,404)	(2,404)
Amortization of accumulated other comprehensive loss from interest rate swaps previously designated as hedges	—	—	3,976	—	3,976
Contributions from Holdings	7,200	7,200	—		14,400
Distributions to Holdings	(213,399)	(213,399)	—	—	(426,798)
Net income	10,957	10,957	—	1,577	23,491

Balance at December 31, 2009	124,528	124,528	—	5,955	255,011

Distributions to noncontrolling interest in UCRP	—	—	—	(2,492)	(2,492)
Contributions from Holdings	173	173	—		346
Net income	73,313	73,313	—	1,780	148,406

Balance at December 31, 2010	$198,014	$198,014	$—	$5,243	$401,271

See accompanying notes.

Universal City Development Partners, Ltd. and subsidiaries

Consolidated statements of cash flows

	Year ended December 31,
	2010	2009	2008
(In thousands)
Cash flows from operating activities
Net income	$148,406	$23,491	$77,889
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	119,612	104,284	108,978
Amortization of intangible assets	3,872	1,767	2,152
Amortization of deferred finance costs	3,519	8,645	6,939
Accretion of bond discount	3,927	1,219	834
Interest on financing obligations	2,284	2,346	2,380
Distributions from investments in unconsolidated entities	3,080	3,161	3,691
Gain on sale of assets held for sale	—	(5,155)	—
Loss on extinguishment of debt	—	4,263	—
Expenses associated with debt refinancing	3,160	25,023	—
Net change in fair value of interest rate swaps and amortization of accumulated other comprehensive loss	—	(5,200)	5,200
Income from investments in unconsolidated entities	(2,373)	(1,586)	(2,673)
Loss due to impairment of unconsolidated entities	—	444	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,601)	2,377	6,504
Receivables from related parties	481	6,352	(2,565)
Inventories, net	(12,025)	(419)	(325)
Prepaid expenses and other assets	1,458	(90)	(3,168)
Other long-term assets	(840)	(1,172)	2,463
Accounts payable and accrued liabilities	41,366	(10,295)	(16,622)
Unearned revenue	32,789	(3,683)	(1,173)
Due to related parties	5,886	1,411	723
Deferred special fees payable to affiliates (1)	—	(91,967)	4,359
Other long-term liabilities	514	757	(4,253)

Net cash and cash equivalents provided by operating activities	349,515	65,973	191,333
Cash flows from investing activities
Property and equipment acquisitions	(110,160)	(143,433)	(137,010)
Proceeds relating to capital reimbursements	—	2,279	2,136
Proceeds relating to sale of assets held for sale	—	7,111	—

Net cash and cash equivalents used in investing activities	$(110,160)	$(134,043)	$(134,874)

Universal City Development Partners, Ltd. and subsidiaries

Consolidated statements of cash flows (Continued)

	Year ended December 31,
	2010	2009	2008
(In thousands)
Cash flows from financing activities
Payment of partner distributions (2)	$—	$(426,798)	$(117,880)
Receipt of partner contributions for capital projects	—	—	28,676
Receipt of contributions from Holdings	346	$14,400	$—
Distributions of noncontrolling interest in equity of UCRP	(2,492)	(2,404)	(2,661)
Proceeds from the 2015 and 2016 notes	—	617,715	—
Proceeds from the renewed senior secured credit facilities	—	377,500	—
Payments on long-term borrowings, capital lease and financing obligations	(14,775)	(505,840)	(375)
Payments of financing costs	(8,558)	(49,144)	(4,295)

Net cash and cash equivalents (used in) provided by financing activities	(25,479)	25,429	(96,535)
Net increase (decrease) in cash and cash equivalents	213,876	(42,641)	(40,076)
Cash and cash equivalents at beginning of year	45,157	87,798	127,874

Cash and cash equivalents at end of year	$259,033	$45,157	$87,798

Supplemental disclosure of cash flow information
Cash paid for interest, including interest rate swaps	$119,778	$138,138	$95,981

Supplemental disclosures of noncash information
Intangible assets financed through capital lease and financing obligations	$3,014	$—	$—

Property and equipment financed through capital lease and financing obligations	875	2,256	258

(Decrease)/increase of property and equipment in accrued liabilities	(30,731)	(2,525)	11,900

(Increase)/decrease in interest rate swap liability	—	9,176	4,070

Disposal of fully depreciated assets	446	8,856	22,877

Disposal of fully amortized intangible assets	$—	$5,200	$—

(1)	Refer to note 5 for additional details on the deferred special fees payable to affiliates.
(2)	Refer to note 11 for additional details on distributions.

See accompanying notes.

Universal City Development Partners, Ltd. and subsidiaries

Notes to consolidated financial statements

1. Nature of business

Ownership

Universal City Development Partners, LP (“UCDP LP”) was a limited partnership organized in Delaware. Effective June 5, 2002, UCDP LP became organized in Florida and changed its legal name to Universal City Development Partners, Ltd. (“UCDP LTD” or the “Company”). Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), UCDP LTD’s ultimate owners (the “Partners”), each having a 50% interest in UCDP LTD are Universal City Property Management II, LLC (“Universal CPM”), a subsidiary of Universal City Studios Productions LLLP (“UCSP”, formerly known as “Vivendi Universal Entertainment” or “VUE”), which in turn is a subsidiary of NBCUniversal Media, LLC (“NBCUniversal”), and Blackstone Capital Partners (“Blackstone”). Through NBCUniversal Holdings, General Electric Company (“GE”) owns 49% of NBCUniversal, while Comcast Corporation (“Comcast”) owns the remaining 51%. Within these consolidated financial statements, “NBCU” refers to NBCUniversal and its affiliates. Both Partners share in profits and losses, contributions and distributions of UCDP LTD in accordance with their ownership percentage. Subject to certain exceptions, neither Partner may transfer or sell their respective partnership interests, sell, pledge or encumber significant assets, issue securities or admit any additional partner or change the primary business without the consent of the other Partner.

Operations

UCDP LTD owns and operates two themed attractions, Universal’s Islands of Adventure (“UIOA”) and Universal Studios Florida (“USF”); an entertainment complex, Universal CityWalk Orlando (“CityWalk”); and movie and television production facilities all located in Orlando, Florida.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the amounts of UCDP LTD and all of its subsidiaries, Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”), UCDP Finance, Inc., Universal Orlando Online Merchandise Store (“UOOMS”) and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, “UCDP”). All significant intercompany balances and transactions have been eliminated upon consolidation.

UCRP, a joint venture in which UCDP owns 50%, is deemed a variable interest entity in accordance with applicable accounting guidance. Furthermore, UCDP has been deemed to be the primary beneficiary in UCRP. Accordingly, the consolidated financial statements of UCDP include the results of UCRP for all years presented. UCRP operates a restaurant and merchandise outlet in CityWalk. Total assets of UCRP as of December 31, 2010 and 2009 were approximately $12,854,000 and $13,457,000, respectively. Total revenues of UCRP during the years ended December 31, 2010, 2009 and 2008, were approximately $22,828,000, $21,839,000 and $26,244,000, respectively, and were included in other operating revenues in the accompanying consolidated statements of income. UCRP does not carry any long term indebtedness. Additionally, UCRP has not received any financial support during the three-year period ending December 31, 2010.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of UCDP to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the 2010 presentation. Specifically, the Company historically classified a parcel of non-strategic land as held for sale in accordance with relevant accounting guidance. Due to changes in the facts and circumstances concerning the probability of sale, the Company reclassified this asset, which had a carrying value of $16,186,000, from “Assets Held For Sale” to “Land and Land Improvements” in the consolidated balance sheets. For a further discussion on the Company’s accounting policies related to assets held for sale refer to note 2, “Summary of significant accounting policies: Assets held for sale.”

Period end

The results for the year ended December 31, 2008 included one extra day due to the leap year.

Cash and cash equivalents

Cash and cash equivalents consist of amounts held as bank deposits and marketable securities with original maturities of 90 days or less.

Accounts receivable and allowance for doubtful accounts

UCDP carries its accounts receivable at their net realizable value thereby making judgments regarding the collectability of outstanding accounts receivable (including those from related parties) and providing appropriate allowances when collectability becomes in doubt. In addition, UCDP provides a general allowance for outstanding receivables in good standing based on historical bad debt experience. The allowance for doubtful accounts was approximately $238,000 and $465,000, respectively, as of December 31, 2010 and December 31, 2009.

Inventories

Inventories, principally spare parts, merchandise and food, are stated at the lower of cost or market. Cost for each inventory classification is determined using the average cost method. UCDP records a provision for the value of inventory when the inventory has been deemed to have a realizable value that is less than the average cost. Substantially all of the Company’s inventories represent finished goods.

Investments in unconsolidated entities

In conjunction with the construction and operation of CityWalk, UCDP has joint venture relationships in which it shared in construction costs and the profits and losses, as defined in each separate agreement. After an evaluation under accounting standards which govern consolidation, where the venture is not considered to be a variable interest entity or UCDP is not considered to be the primary beneficiary or otherwise the controlling partner, the interest in the joint venture is accounted for under the equity method in the accompanying consolidated financial statements. The investment in unconsolidated entities is recorded as UCDP’s share of contributed capital, adjusted for profits and losses, distributions and contributions for each joint venture. A loss of $444,000 was recognized during the year ended December 31, 2009 relating to an investment in unconsolidated entities as cash flows expected from the investment were less than its carrying value. This loss is contained in Other Costs and Operating Expenses in the accompanying Consolidated Statements of Income and Comprehensive Income.

Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful life (in years)
Land improvements	15
Buildings and building improvements	20-40
Equipment, fixtures and furniture	3-20

Property and equipment related to leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the initial lease term.

Maintenance and repairs are charged directly to expense as incurred. As noted previously, due to changes in the facts and circumstances concerning the probability of sale, the Company reclassified certain land assets from “Assets Held For Sale” to “Land and Land Improvements” in the consolidated balance sheets thus resulting in additional depreciation of $3,301,000 during the year ended December 31, 2010.

Impairment of long-lived assets and intangibles

The Company utilizes one accounting impairment model for long-lived assets held for sale, whether previously held and used or newly acquired.

UCDP reviews its held and used long-lived assets and identifiable intangibles for impairment indicators. If indicators are noted, the Company compares the carrying amount of the asset to its fair value based on undiscounted cash flows. If the carrying amount exceeds its fair value, an impairment loss is recognized to adjust the long lived asset to fair value. There were no material impairment losses recognized on UCDP’s long-lived assets or identifiable intangibles during the years ended December 31, 2010 and 2008.

Intangible assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at cost and amortized on a straight-line basis over a period ranging from 10 to 20 years, which results in a weighted average life of 13 years. Amortization of intangible assets typically begins upon the opening of the related attraction or themed area. The costs to periodically renew our intangible assets are expensed as incurred. Intangible assets totaled $50,330,000 and $51,188,000, respectively, as of December 31, 2010 and 2009. This included $15,135,000 and $11,263,000 in accumulated amortization, respectively, as of December 31, 2010 and 2009. Amortization expense amounted to $3,872,000, $1,767,000 and $2,152,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of existing intangible assets will be approximately $5,896,000 for the year ending December 31, 2011 and $5,804,000 annually for the years ending December 31, 2012 through December 31, 2015.

Capital reimbursements

UCDP receives capital reimbursements for development costs on existing rides when UCSP licenses the technology and schematics for various components of those rides to other Universal theme parks. Under this arrangement, UCDP collected approximately $2,279,000 and $2,136,000, respectively, during the years ended December 31, 2009 and 2008, related to Universal licensed theme park projects in Singapore and Dubai. These reimbursements are accounted for by reducing the cost basis of the various asset components along with the corresponding adjustment to future depreciation over the remaining life of the asset. In instances where the individual asset components are, or become, fully depreciated, the remaining allocation is recorded as other income.

Financing obligations

Financing obligations represent the net present value of future payment obligations of certain intellectual property rights acquired under long-term contracts. These obligations increase monthly for imputed interest costs and decrease when payments are made. Financing obligations are reported on the consolidated balance sheet under capital lease and financing obligations.

Assets held for sale

At the time management deems a property as held for sale, the cost basis of the land and any improvements made to that parcel are reclassified to assets held for sale on the consolidated balance sheets and depreciation of the assets ceases. Additionally, land sold in any year presented would be reclassified to assets held for sale in each prior year presented. As of December 31, 2010 and 2009, no assets were considered held for sale.

Deferred finance costs

UCDP capitalizes certain costs related to the issuance of debt. The amortization of such costs is recognized as interest expense based on the effective interest method over the term of the respective debt issuance. Deferred finance costs totaled $21,081,000 and $24,600,000, respectively, as of December 31, 2010 and 2009.

This included $4,075,000 and $556,000 in accumulated amortization, respectively, as of December 31, 2010 and December 31, 2009. Amortization expense amounted to $3,519,000, $8,645,000 and $6,939,000, respectively, during the years ended December 31, 2010, 2009 and 2008. As a result of the 2009 refinancing, $22,289,000 was capitalized as deferred finance costs during the year ended December 31, 2009 (see note 5). Additionally, the Company expensed $992,000 in deferred finance costs during the year ended December 31, 2009 as a result of extinguishment of the April 2010 notes. On July 25, 2008, UCDP amended the early maturity date feature in the senior secured credit facilities (see note 5). In conjunction with this amendment, UCDP paid a fee of $4,295,000, which was recorded in deferred finance costs during the year ended December 31, 2008.

Revenue recognition

Revenue from theme park ticket sales is recognized at the time tickets are redeemed. Revenue from unredeemed tickets is recognized after one year from the date of purchase which coincides with historical redemption patterns. Revenue from theme park annual ticket sales is recognized over the period of benefit, which is typically one year from the initial redemption date. Revenue from food and beverage and merchandise sales is recognized at the time of sale. Unearned revenue primarily consists of amounts received from the sale of theme park tickets, which have not yet been redeemed. In addition to unredeemed tickets, unearned revenue includes up-front payments related to CityWalk venues, advance sales from our travel company and corporate sponsorships, which are recognized into revenue over the period of benefit.

Other theme park related revenues

Other theme park related revenues consist primarily of Universal Express PlusSM (“UEP”) sales, aged ticket sales, theme park corporate special events and the parking facility. UCDP hosts special events for corporate guests whereby a portion of the theme park is rented for corporate functions. UEP is a ticket that allows guests to experience reduced wait times at certain rides and attractions. Revenue related to UEP tickets and the parking structure is recognized upon redemption or expiration date. Revenue attributable to theme park corporate special events is recognized at the date of the corporate function.

Other operating revenues

Other operating revenues, which consist primarily of sales generated by CityWalk, UPRV, UOOMS, UCRP, corporate special events, and hotel rent received from UCDP’s on-site hotels, are recognized as earned.

Advertising, sales and marketing costs

The costs of advertising, sales and marketing are charged to operations in the year incurred. Production costs of advertising are charged to operations at the first showing of the related advertisement. Total costs of advertising, sales and marketing amounted to approximately $96,090,000, $58,157,000 and $77,657,000, respectively, during the years ended December 31, 2010, 2009 and 2008 and are primarily included in theme park selling, general and administrative expenses in the accompanying consolidated statements of income.

Sales taxes

Revenues collected from the sale of theme park tickets, food and beverage and merchandise are reported net of related sales tax amounts in the statements of income, as the taxes collected are passed through to the applicable taxing authorities.

Theme park cost of products sold

Theme park cost of products sold consists of payroll and product costs related to the sale of food and beverage and merchandise at the theme parks.

Other costs and operating expenses

Other costs and operating expenses consist primarily of costs incurred by CityWalk, UOOMS, UPRV, UCRP and corporate special events.

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

The estimated fair values of other financial instruments subject to fair value disclosures, determined based on quotes from major financial institutions, and the related carrying amounts are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Long-term borrowings (including current portion)	$1,495,168	$1,566,300	$1,504,730	$1,521,188

Concentration of credit risk

Financial instruments that potentially subject UCDP to concentrations of credit risk consist primarily of accounts receivable and, historically, interest rate swaps. The credit risk associated with accounts receivable is limited by the volume of customers as well as the establishment of credit limits. Historically, UCDP was exposed to credit loss in the event of nonperformance by the counterparties to interest rate swap transactions. However, the Company is not currently party to any interest rate swap agreements. The counterparties to these contractual arrangements were major financial institutions that met UCDP’s credit standards with which UCDP also had other financial relationships.

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

Certain transactions of UCDP may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these consolidated financial statements in accordance with United States generally accepted accounting principles. Accordingly, the net income or loss of UCDP reported for income tax purposes may differ from the balances reported for those same items in the accompanying consolidated financial statements. The assets as reported in the consolidated financial statements at December 31, 2010 are $1,058,698,000 higher as compared to those reported for tax purposes, while the liabilities are approximately $35,649,000 higher as compared to those reported for tax purposes. The majority of the differences arise primarily due to the use of different estimated useful lives for property and equipment for income tax reporting purposes as compared to those used for financial reporting purposes.

Litigation

UCDP is currently involved in certain legal proceedings and has accrued its estimate of the probable legal and settlement costs for the resolution of these claims. If UCDP believes that costs from these matters are probable and the amount of the costs can be reasonably estimated, it will accrue the estimated costs. If UCDP believes a material loss is less than probable but more than remote, it will disclose the nature of the matter and, if possible, disclose the estimate of the possible loss (see note 13).

Segments

UCDP operates and tracks its results in one reportable segment.

Recently issued accounting pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on January 1, 2009. The adoption of this accounting guidance resulted in approximately $975,000 in additional intangible assets and financing obligations being recorded during the year ended December 31, 2010.

In March 2008, the FASB issued guidance that expands the disclosure requirements for derivative instruments and hedging activities. Specifically, this guidance requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008. This guidance became effective for the Company on January 1, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows as it is primarily disclosure related.

In December 2007, the FASB issued guidance that modifies certain aspects of how an acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. Although this guidance will impact the Company’s accounting for business combinations completed on or after January 1, 2009, it did not impact the Company’s consolidated financial statements as the Company did not enter into any business combinations during the years ended December 31, 2010 or December 31, 2009.

In May 2009, the FASB issued guidance that establishes principles and requirements for subsequent events. Specifically, the guidance sets forth parameters pertaining to the period after the balance sheet date during which management should consider events or transactions for potential recognition or disclosure, circumstances under which an event or transaction would be recognized after the balance sheet date and the required disclosures that should be made about events or transactions that occurred after the balance sheet date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 28, 2009. The Company’s adoption of the standard did not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued revisions to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows as it did not result in the additional consolidation or deconsolidation of any variable interest entities.

In June 2009, the FASB issued accounting guidance that will become the single source of authoritative nongovernmental United States generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. This guidance reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacted the Company’s consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

3. Inventories

UCDP’s inventories comprise the following components (in thousands):

	December 31,
	2010	2009
Merchandise	$19,279	$10,951
Food and beverage	5,301	3,293
Operating supplies and maintenance parts	33,438	30,862
Less: reserves	(3,009)	(2,122)

Total	$55,009	$42,984

During the years ended December 31, 2010, 2009 and 2008, UCDP used approximately $2,006,000, $2,091,000 and $1,933,000, respectively, of the inventory reserves.

4. Investments in unconsolidated entities

As of December 31, 2010, UCDP had the following investments in unconsolidated entities which are accounted for under the equity method:

Name	Year of inception	Ownership interest	Description
NASCAR Café/Orlando Joint Venture(1)	1997	17%	Operates a restaurant in CityWalk.
Universal/Cineplex Orlando Joint Venture(2)	1997	50%	Operates a 20-screen cinema in CityWalk.
Uniman, LLC(3)	2006	50%	Licenses the rights to produce a live Blue Man Group show.
Universal Briggs, LLC(4)	2009	50%	Operates a fast-serve beverage window in CityWalk.

(1)	NASCAR Café/Orlando Joint Venture (“NASCAR”), is 17% owned by UCDP and 83% owned by NC Orlando, LLC. The entity operates The Sports Grille by NASCAR restaurant located within CityWalk.
(2)	Universal/Cineplex Orlando Joint Venture (“Cineplex”), is 50% owned by UCDP and 50% owned by Plitt Theatres, Inc. (a wholly owned subsidiary of AMC Entertainment Inc.). The entity operates a 20-screen movie theater located within CityWalk.
(3)	Uniman, LLC is 50% owned by UCDP and 50% owned by Zebra Horse, LLC, an affiliate of Blue Man Group Productions, Inc. The entity presents a live theatrical production that combines music, comedy and multimedia artistry to create a unique form of entertainment at a theater within CityWalk. The show opened to the public in June 2007.

(4)	Universal Briggs, LLC is 50% owned by UCDP and 50% owned by David Briggs Enterprises, Inc. The entity operates the Fat Tuesday fast-serve beverage window in CityWalk which features a frozen daiquiri menu. The entity was created in 2009 and began operations in 2010.

5. Long-term borrowings

Indebtedness consisted of the following (dollars in thousands):

			December 31,
	Interest Rate	Maturity Date	2010	2009
Senior secured credit facilities (“Renewed senior secured credit facilities”)	(1)	November 6, 2014	$891,000	$900,000
Fixed rate senior notes (“2015 notes”)	8.875%	November 15, 2015	400,000	400,000
Fixed rate senior subordinated notes (“2016 notes”)	10.875%	November 15, 2016	225,000	225,000

Gross principal payable			1,516,000	1,525,000
Unamortized discounts			(20,832)	(20,270)

Total debt			$1,495,168	$1,504,730

(1)	The interest rate on the renewed senior secured credit facilities is either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans.

Current debt structure

On April 30, 2010, the Company amended its renewed senior secured credit facilities (the “2010 Amendment”). The 2010 Amendment resulted in a reduction of the interest rate provisions of the Company’s $891,000,000 term loan, which is part of the Company’s renewed senior secured credit facilities. Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%. The interest rates under the revolving credit facilities were not impacted. This modification was deemed dissimilar to an extinguishment based on the relevant accounting guidance. As such, the Company expensed $3,160,000 in advisory and consulting fees during the year ended December 31, 2010, while it treated $4,489,000 in fees paid to the holders of the term loan as a discount during the year ended December 31, 2010. The capitalized lender fees will be amortized over the remaining term of the renewed senior secured credit facilities.

On November 6, 2009, the Company completed a private placement of $400,000,000 8.875% Senior Notes due 2015 (the “2015 notes”) and $225,000,000 10.875% Senior Subordinated Notes due 2016 (the “2016 notes”). The 2015 notes were issued at 98.856%, while the 2016 notes were issued at 98.796%. Also, on November 6, 2009, the Company renewed its previously outstanding senior secured credit agreement (the “2004 senior secured credit facilities”) resulting in the renewed senior secured credit facilities. The renewed senior secured credit agreement is from a consortium of lenders led by JP Morgan that provides for term loans with an original aggregate principal balance totaling $900,000,000 and a revolving credit component of up to $75,000,000. The term loans provided under the renewed secured credit facilities were issued at 98.5%. This represents an increase in the aggregate principal balance of $391,000,000 as it relates to the term loans, while the renewal decreased the revolver from $100,000,000 to $75,000,000. Under the renewed senior secured credit agreement the term loans will mature in 2014 and the revolving component will mature in 2013. The term loans are repayable in quarterly installments of 0.25% of the initial amount of the term loan, with the first installment due on March 31, 2010. This equates to annual principal payments of 1.0% with the balance due in 2014. The term loans may be voluntarily prepaid and are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions, and of 50% of the Company’s excess cash flow for each fiscal year ending on or after December 31, 2010. The excess cash flow for the year ended December 31, 2010 amounted to $90,000,000 (see note 17). The renewed senior secured credit facilities are secured by a mortgage on substantially all of UCDP’s real and personal property. The Company can choose the applicable interest rate on both the term loans and the revolving credit facility. For the revolving credit facility, the Company may choose between a base rate (calculated as the highest of the prime rate in effect on such day, the sum of  1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rent will never be less than 3.25%) or LIBOR (provided that LIBOR will never be less than 2.25%), in each case plus a specified margin. The specified margin for the revolving credit facility is 3.25% in the case of the base rate loans and 4.25% in the case of LIBOR loans. During the year ended December 31, 2009 and as a result of the private placements and renewal, the Company incurred costs of $60,812,000 of which $25,023,000 were expensed while $35,789,000 were capitalized as deferred finance costs or discounts, as applicable. Moreover, the renewal was accounted for as a debt modification which was not similar to an extinguishment of debt. Accordingly, the fees paid to the lenders of the senior secured credit facilities of $13,500,000 during the year ended December 31, 2009 were recorded as a discount and will be amortized over the remaining term of the debt.

As of December 31, 2010 and 2009, no funds were outstanding on the revolving credit facility. Additionally, a commitment fee of 1.0% per annum is payable on the unused amounts of the revolving credit facility. In addition, UCDP may borrow up to $150,000,000 of incremental debt from time to time, with modified covenants. The renewed senior secured credit facilities are secured by a mortgage on substantially all of UCDP’s real and personal property.

With the proceeds from the private placements and renewal discussed above, the Company either tendered or redeemed all of its outstanding 11.75% fixed rate senior notes (the “April 2010 notes”) which were due on April 1, 2010. During the year ended December 31, 2009, the Company recorded a loss on extinguishment of debt equal to $4,263,000 as a result of the repurchase of the April 2010 notes which included fees paid of $2,935,000. Additionally, during the year ended December 31, 2009, the Company paid dividends and deferred special fees of $356,581,000 and $94,498,000, respectively, to Holdings which enabled Holdings to repurchase or redeem all of their floating rate senior notes and 8 3/8% senior notes (combined the “May 2010 notes”).

Prior Debt Structure

The 2004 senior secured credit facilities consisted of both term loan and revolving credit components with a consortium of lenders led by JPMorgan. The revolving credit component had a maximum available credit line of approximately $100,000,000 at December 31, 2008. On that date, no funds were outstanding on the revolving credit component. Additionally, a commitment fee of 0.5% per annum was payable on the unused amounts of the revolving credit component. In addition, UCDP may have borrowed up to $200,000,000 of incremental debt from time to time, with modified covenants.

On July 25, 2008, UCDP amended the early maturity date feature in the 2004 senior secured credit facilities to April 1, 2010 unless both the April 2010 notes and Holdings’ May 2010 notes were refinanced or repaid prior to that time. Additionally, the interest rate on the 2004 senior secured credit facilities increased from 3-month LIBOR plus 175 basis points to 3-month LIBOR plus 300 basis points subject to a 3% floor on the LIBOR rate. This rate also applied to the revolving credit component. Prior to the amendment, the maturity date was accelerated to December 1, 2009 if the April 2010 notes were not refinanced or repaid at that time, or to January 1, 2010 if Holdings’ May 2010 notes were not refinanced or repaid at that time. The maturity date of the term loans remained at June 9, 2011 if the early maturity date feature was not triggered. In conjunction with this amendment, UCDP paid a fee of $4,295,000 during the year ended December 31, 2008 which was to be amortized through April 1, 2010. The unamortized portion of this amount as of November 6, 2009 will be amortized over the remaining term of the renewed senior secured credit facilities.

The 2004 senior secured credit facilities were secured by a mortgage on substantially all of UCDP’s real and personal property. The 2004 senior secured credit facilities were repayable in quarterly installments of 0.25%, which commenced on March 31, 2005 and were to end on December 31, 2010. This equated to annual principal payments of 1.0% with the balance due in 2011. During 2006, UCDP made a voluntary prepayment in the amount of $30,000,000, effectively prepaying all principal amounts that would have been due up until the facilities’ maturity date. As such, no principal payments were due or paid during 2008. The 2004 senior secured credit facilities also required a prepayment of 50% of UCDP’s annual excess cash flow if certain financial ratios were not met beginning in 2005. These ratios were met during 2008. As such, no such excess cash flow payment was required. Furthermore, all prepayments were applied in forward order of maturity.

Covenants

The Company’s renewed senior secured credit facilities and the 2015 and 2016 notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of its subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the 2015 and 2016 notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing its indebtedness and change the business conducted by it and its subsidiaries. In addition, the renewed senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures.

The Company’s 2004 senior secured credit facilities and the April 2010 notes (which are no longer outstanding) contained a number of covenants that, among other things, restricted, subject to certain exceptions, the Company’s ability, and the ability of its subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the April 2010 notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing its indebtedness and change the business conducted by it and its subsidiaries. In addition, the 2004 senior secured credit facilities contained the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures.

The Company believes it was in compliance in all material respects with all applicable debt covenants as of December 31, 2010 and December 31, 2009.

Priority and maturity

The 2015 notes are effectively subordinated to all of the Company’s secured debt, including obligations under the renewed senior secured credit facilities. Both the obligations under the renewed senior secured credit facilities and the 2015 notes are senior in right of payment to the 2016 notes.

Scheduled maturities of amounts drawn at December 31, 2010 are as follows (in thousands):

Fiscal year	Amount
2011	$90,000
2012	—
2013	—
2014	801,000
2015	400,000
Thereafter	225,000

Total	$1,516,000

UCDP capitalizes interest on significant capital projects, which require an extended period of time to complete. UCDP capitalized interest of approximately $6,356,000, $13,701,000 and $6,020,000, respectively, during the years ended December 31, 2010, 2009 and 2008.

6. Interest rate swaps and fair value measurements

The Company is exposed to market risks relating to fluctuations in interest rates. The Company may mitigate this risk by paying down additional outstanding balances on its variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. These financial instruments are derivatives. As of December 31, 2010 and December 31, 2009, the Company had no active interest rate swap agreements. The Company, however, historically utilized interest rate swap agreements as a risk management tool to manage a portion of its interest rate exposures and the activity of these expired swaps is shown in the tables below within this note. The principal objective of the swap agreements was to minimize the risks and costs associated with financial activities. The Company does not use financial instruments for trading purposes. Additionally, the Company specifically designated interest rate swap hedges of outstanding debt instruments and recognized interest differentials in the period they occurred.

The Company follows accounting standards that require the entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those assets at fair value. The fair values are the estimated amounts that the Company would pay or receive upon termination of the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities are recognized as other comprehensive income in the accompanying consolidated statements of comprehensive income. Changes in the underlying market value of swap arrangements that do not qualify as hedging activities are recognized as a change in the fair value of interest rate swaps in the accompanying consolidated statements of income. Additionally, the accumulated other comprehensive income related to interest rate swaps that become ineffective is amortized on a straight-line basis through the change in the fair value of interest rate swaps and amortization of accumulated other comprehensive income line item in the accompanying consolidated statements of income.

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

The following table summarizes the changes in fair value of the Company’s interest rate swaps (in thousands):

	Year Ended December 31,
	2009		2008
	Recorded in statement of operations	Recorded in other comprehensive income (loss)	Recorded in statement of operations	Recorded in other comprehensive income (loss)
Swap #1(1)	$3,019	$—	$(1,558)	$(79)
Swap #2(1)	6,157	—	(2,466)	33
Amortization of accumulated other comprehensive loss(1)	(3,976)	3,976	(1,176)	1,176

Total	$5,200	$3,976	$(5,200)	$1,130

(1)	Swaps #1 and #2 became ineffective in the fourth quarter of 2008 and expired in the fourth quarter of 2009.

The Company follows accounting guidance that defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This guidance specifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s derivative financial instruments, all of which expired during the year ended December 31, 2009, were valued using inputs that fall within Level 2 of the three-tier hierarchy. Furthermore, as of December 31, 2010 and 2009, the Company did not have assets or liabilities valued using inputs that fall within Level 1 or Level 3 of the three-tier hierarchy.

Fair values of the interest rate swap agreements are provided by the counterparty. The significant inputs, primarily the LIBOR yield curves, used by the counterparty to determine fair values are considered Level 2 observable market inputs.

7. Operating lease obligations

UCDP has entered into various leases for equipment, office and warehouse space. The leases are noncancelable operating leases which expire at various dates through 2019.

The following is a five-year schedule of minimum future rental payments under the non-cancelable operating leases at December 31, 2010 (in thousands):

Fiscal year	Amount
2011	$3,874
2012	3,331
2013	1,711
2014	817
2015	782
Thereafter	3,043

$13,558

During the years ended December 31, 2010, 2009 and 2008, respectively, UCDP incurred rent expense under the operating leases of approximately $4,670,000, $5,557,000 and $4,634,000, which is included in the related costs and operating expenses in the accompanying consolidated statements of income.

8. Capital leases and financing obligations

On May 25, 2007, UCDP entered into an agreement with Warner Bros. Consumer Products Inc. (“WB”), pursuant to which UCDP licensed certain rights to the characters and other intellectual property contained in the Harry Potter™ books and motion pictures (the “WB Agreement”). This license is used for themed attractions, merchandise stores and food venues which were incorporated in the new themed “island”, The Wizarding World of Harry PotterTM, which opened at UIOA in June 2010. Under the terms of the agreement, UCDP has the right to use the licensed property until approximately nine years after the scheduled grand opening date of the attractions. UCDP also has the ability to extend the term for two successive five-year renewal periods. UCDP’s use of the licensed property for the attractions, theming, promotions, merchandise and other purposes is subject to approval of WB. The agreement provides UCDP with the exclusive right to use the licensed property in theme parks, amusement parks, water parks and stand-alone themed venues similar to those found in a theme park within a radius of 250 miles around UIOA. UCDP will pay WB various license fees, merchandise royalty payments, and other payments throughout the term of the agreement.

UCDP has other intellectual property agreements. UCDP also leases certain equipment under capital leases. Intangible assets and equipment, fixtures and furniture included approximately $44,591,000 and $44,351,000 related to financing obligations and capital leases as of December 31, 2010 and 2009, respectively. This included $4,404,000 and $755,000 in accumulated depreciation and amortization, respectively, as of December 31, 2010 and 2009. Depreciation and amortization expense related to assets under financing obligations and capital leases amounted to $3,649,000, $693,000 and $529,000, respectively, during the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, future minimum payments due under financing obligations and capital leases totaled approximately $32,911,000 (net of $10,763,000 in imputed interest). The net present value of future minimum payments include $5,801,000, $5,287,000, $4,768,000, $3,953,000, $3,602,000 and $9,500,000 due in the years ending December 31, 2011, 2012, 2013, 2014, 2015, and years subsequent to 2015, respectively.

9. Compensation plans

Deferred compensation plan

UCDP has a deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. As of December 31, 2010 and 2009, respectively, UCDP had accrued approximately $7,862,000 and $7,482,000 for its obligations to participating employees under the Plan, which are included in other long-term liabilities in the accompanying consolidated balance sheets. To fund the Plan, UCDP purchased partnership-owned life insurance contracts. The cash surrender value of these policies was approximately $8,517,000 and $7,676,000, respectively, as of December 31, 2010 and 2009, and is included in other assets in the accompanying consolidated balance sheets.

Long-term growth plan

UCDP had a Long-Term Growth Plan (the “2010 Growth Plan”) to provide key employees the opportunity to benefit from UCDP’s growth in value. Participating employees were granted Value Appreciation Rights (“VARs”) which became exercisable on January 1, 2011. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads, and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more VARs. The value of these VARs was generally based on the growth in market value of the equity interests of the Partners in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR is triggered and automatically exercisable and payable upon the earlier of six months after a change in UCDP’s ownership structure which results in NBCUniversal Media, LLC owning less than 50%, or January 1, 2011. If pay out of a VAR is triggered by a change of ownership, the payout value is calculated based on the sales price of this ownership change. As January 1, 2011 was reached, the payout value was calculated based on an earnings multiple from financial results generated during 2010, subject to specific caps so that the payout value for each participant was no more than 150% of their total compensation as of January 1, 2011. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled. UCDP accrued the estimated payout value of the 2010 Growth Plan on a straight-line basis over its term. Under the plan, all awards are paid in cash. As of December 31, 2010, UCDP had approximately $13,173,000 accrued under this plan. The amount accrued for at December 31, 2010 was paid in January 2011.

10. Accounts payable and accrued liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands):

	December 31, 2010	December 31, 2009
Accounts payable	$13,574	$11,563
Capital expenditures	3,461	34,192
Marketing and advertising	5,862	3,665
Interest	15,424	18,303
Compensation and benefits	43,465	19,578
Operating accruals	21,012	13,566
Consulting fees	7,662	4,523
Property and sales tax	6,426	2,149
Other	7,776	7,397

Total	$124,662	$114,936

11. Related party transactions

Universal City Studios Productions’ special fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to Universal City Studios Productions through Universal CPM. The special fee has historically been calculated as 5% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. An amendment to UCDP’s partnership agreement, which was executed as of October 18, 2009, increased the applicable rate used to calculate the special fee through June 2017 from 5.0% to 5.25% of certain gross operating revenues, as defined. The special fee amounted to approximately $50,414,000, $34,392,000 and $38,675,000, respectively, during the years ended December 31, 2010, 2009 and 2008. Interest expense incurred on the special fee, including the long term portion, was approximately $363,000, $2,789,000 and $4,882,000, respectively, during the years ended December 31, 2010, 2009 and 2008.

Under the Company’s renewed senior secured credit facilities and the indentures governing the 2015 notes and the 2016 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different ratios. As applicable, these ratios and the corresponding ratios under the Company’s 2004 senior secured credit facilities were met as of the Company’s fiscal quarter end dates throughout the period from 2008 to 2010.

During the years ended December 31, 2010, 2009 and 2008, UCDP paid total fees of approximately $43,712,000, $34,608,000 and $39,304,000, respectively, to Universal City Studios Productions. The amount due to Universal City Studios Productions as of December 31, 2010 and 2009 approximated $15,969,000 and $8,903,000, respectively. The balances payable as of December 31, 2010 and 2009 were classified as current. As of December 31, 2010 and 2009, the Company did not have accrued any long-term portion of fees payable to an affiliate of Universal City Studios Productions as it had made a payment of $94,498,000 to Holdings as part of the refinancing of its long-term borrowings in November 2009 (see note 5).

Distributions

UCDP paid distributions to Holdings of $426,798,000 and $117,880,000, respectively, during the years ended December 31, 2009 and 2008, while no distributions were paid during the year ended December 31, 2010. Included in the amounts paid to Holdings in 2009 and 2008, respectively, were $33,368,000 and $11,610,000 for their expected payments of income taxes based on the Company’s financial results. These distributions are required per the UCDP partnership agreement. Additionally, the Company made other distributions to Holdings of $36,849,000 during the year ended December 31, 2009 primarily to fund Holdings’ interest payments. The remaining 2009 amount is the distribution discussed in note 5 that allowed Holdings to repurchase the May 2010 notes.

Other partner matters

On October 22, 2009, the Company’s partners entered into an amendment to the second amended and restated partners’ agreement (the “Partners’ Amendment”). Pursuant to a right of first refusal provision in the Partners’ Agreement, as so amended, if either Blackstone or certain affiliates of Universal City Studios Productions (the “NBCU Parties”) desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell (the “Initial Offer Period”). If the offer is not accepted, the offering party has the right to market both parties’ interests in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the Initial Offer Period and the date on which both the offering party and the other party agree in writing to abandon the third party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the Partners’ Agreement (such sale right, the “Unrestricted Resale”).

UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties, who have until June 12, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the partners’ agreement.

On November 6, 2009, the equity holders of Holding I and Holding II that are controlled by Blackstone entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto with respect to a senior secured term loan in the amount of $305,000,000, the proceeds of which were used to refinance term loans made to the equity holders of Holding I and Holding II that are controlled by Blackstone by JPMorgan Chase Bank, N.A. and Bank of America, N.A. concurrently with the consummation of the amendment of our 2004 senior secured credit agreement, to pre-fund interest and amortization reserves with respect to the term loans thereunder and to pay related fees and expenses.

Entry into a contribution agreement

Effective February 29, 2008, the Partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with UCDP, allowing UCDP to request, through Holdings, cash contributions not to exceed a total of $50,000,000 to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under UCDP’s senior secured credit agreement. In connection with the 2008 Contribution Agreement, Blackstone amended its loan with JPMorgan Chase Bank and another lender to allow for the capital contribution. During the year ended December 31, 2008, the Partners made cash contributions of $28,676,000 to UCDP through Holdings.

Reimbursement of UCDP’s manager’s costs

Universal City Studios Productions provides UCDP with services relating to the management and operation of the theme parks, the costs of which are reimbursed to Universal City Studios Productions under the terms of UCDP’s partnership agreement. These services include: blanket insurance coverage; creative design of new rides and attractions; procurement of merchandise; management of corporate sponsorship; shared services of a number of senior executives; and other miscellaneous services. These costs are allocated to UCDP by Universal City Studios Productions. Insurance premiums are allocated based upon relative payroll, revenues and claims experience. Creative design labor is allocated based upon time spent on UCDP projects. Procurement of merchandise allocation involves the allocation of costs between international and domestic businesses and then among the domestic properties based upon proportionate share of retail revenues. Corporate sponsorship expenses are allocated in proportion to the share of corporate sponsorship revenues. Corporate sponsorship revenues are allocated to the business units that benefit from the sponsorship. Labor cost for shared senior executives is allocated based upon estimated time incurred. UCDP receives an allocation of other shared services provided based upon the relative number of transactions processed. Universal Parks & Resorts, a division of Universal City Studios Productions that administers the allocations, has indicated to UCDP that their allocation methods are reasonable. During the years ended December 31, 2010, 2009 and 2008, respectively, UCDP incurred approximately $21,103,000, $22,160,000 and $21,064,000 related to these services.

Advisory services agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP pays each Partner $1,250,000 annually. During the years ended December 31, 2010 and 2008, UCDP incurred $2,500,000 per year related to the Services Agreement. The Partners waived this fee for the year ending December 31, 2009. These amounts were included in other costs and operating expenses in the accompanying consolidated statements of income.

Directors fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd., was amended to add a provision which permits UCSP and Blackstone to be reimbursed up to $125,000 each for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. For the year ending December 31, 2008, UCDP paid $250,000 under this amended provision. The Partners waived this fee for 2009. In 2010, this reimbursement was increased to $250,000 for each of UCSP and Blackstone, which UCDP paid during the year ended December 31, 2010.

Transactions with UCF Hotel Venture

UCDP has a lease agreement with UCF Hotel Venture (“UCF HV”), an entity partially owned by Universal City Studios Productions. The lease is for the land under three hotel sites and a common support facility, which requires lease payments based on a percentage of hotel revenue. UCF HV is also required to pay UCDP an additional ground rent based on UCF HV’s cash available after distributions to its partners, subject to an annual cap. The cash flow threshold was met during the years ended December 31, 2010 and 2008, therefore UCDP received additional rental revenue. The threshold was not met during the year ended December 31, 2009. During the years ended December 31, 2010, 2009 and 2008, respectively, UCDP recorded approximately $13,343,000, $1,877,000 and $13,202,000, related to hotel land lease revenue. These amounts are included in other operating revenues in the accompanying consolidated statements of income.

Hotel guests may charge theme park tickets, food and beverage and merchandise sold at UIOA, USF and certain CityWalk venues to their hotel room account by presenting their room key. UCDP then collects this revenue by billing UCF HV. In addition, UCDP provides and is partially reimbursed for bus and boat transportation for hotel guests, maintenance of the related waterways and pedestrian walkways. Additionally, UCDP is reimbursed for costs incurred to market the hotels. During the years ended December 31, 2010, 2009 and 2008, respectively, total amounts received from UCF HV for these programs were approximately $16,447,000, $13,488,000 and $17,061,000.

Transactions with related theme parks

Universal City Studios Productions owns the Wet ’n Wild® water park in Orlando (“WNW”), and Blackstone owns Sea World Parks & Entertainment (“SPE”), who in turn owns the SeaWorld®, Aquatica, and Busch Gardens parks located in the Central Florida area. UCDP participates in and manages a ticketing program, which permits customers to visit several local amusement parks on one ticket, including UIOA, USF, WNW, and SPE properties. Revenue is then shared among the participating amusement parks. During the years ended December 31, 2010, 2009 and 2008, respectively, UCDP’s share of proceeds from this ticketing program was approximately $23,682,000, $27,970,000 and $41,297,000. During the years ended December 31, 2010, 2009 and 2008, respectively, WNW’s share of this ticketing program was approximately $5,786,000, $7,307,000 and $10,395,000. During the year ended December 31, 2010 and 2009, SPE’s share of this ticketing program was approximately $20,683,000 and $25,587,000, respectively. Blackstone acquired SPE in 2009 thus any amounts allocated to the SPE parks during the year ended December 31, 2008 would not qualify as a related party transaction.

Universal City Studios Productions has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. For the years ended December 31, 2009 and 2008, the Company received approximately $2,054,000 and $2,136,000, respectively, from these parks as capital reimbursements while no amounts were received during the year ended December 31, 2010. During the year ended December 31, 2009, the Company also received $225,000 in capital reimbursements from other related parties.

Transactions with NBCUniversal and GE

UCDP realizes synergies with other NBCUniversal businesses which include cross-promotion with a variety of NBCUniversal television and cable services, in particular advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in UCDP’s parks. Additionally, during the year ended December 31, 2010, UCDP paid for approximately $19,767,000 in advertising time on various NBCU-owned broadcast and cable television stations.

From time to time, UCDP utilizes NBCUniversal affiliates in order to employ certain sales office and attraction design personnel that operate in foreign locations (primarily the United Kingdom and Brazil). UCDP reimburses these NBCUniversal affiliates for the costs associated with these employees. During the years ended December 31, 2010, 2009 and 2008, UCDP incurred costs of approximately $4,306,000, $4,313,000 and $12,083,000, respectively, related to these sales office operations.

UCDP leases certain attraction and computer equipment (and historically trailers) through a subsidiary of GE. These leases include both operating and capital leases. These leases have varying terms but in no case do they extend beyond 2015. During the years ended December 31, 2010, 2009 and 2008, the cost of the operating leases was approximately $938,000, $2,040,000 and $1,172,000, respectively. The minimum future lease payments under the operating leases totaled approximately $1,700,000 as of December 31, 2010. As of December 31, 2010, the net present value of the remaining payments to GE related to the capital leases totaled $2,084,000, which included $693,000, $874,000 and $517,000 payable in years ending December 31, 2011, 2012 and 2013, respectively.

Starting in 2008, UCDP began to participate in the V Payment program with GE, which allowed UCDP to directly pay certain vendors through a credit card issued by GE. UCDP then reimbursed GE monthly for all such charges. The total amount of these payments during the years ending December 31, 2009 and 2008 was approximately $4,273,000 and $21,500,000. As of March 2009, GE no longer participates in this program. UCDP has also entered into a sponsorship agreement with GE Money Bank. During the years ended December 31, 2010, 2009 and 2008, UCDP recognized $2,108,000, $2,236,000 and $2,010,000, respectively, of revenue relating to the GE Money Bank sponsorship agreement.

Receivables from related parties

Receivables from related parties comprise the following amounts (in thousands):

	December 31, 2010	December 31, 2009
UCF HV	$366	$730
Cineplex	96	113
NASCAR	81	141
Other	113	153

Total	$656	$1,137

Payables to related parties

Payables to related parties comprise the following amounts (in thousands):

	December 31, 2010	December 31, 2009
NBCU	$17,047	$10,828
Uniman LLC	910	95
Blackstone	793	2,101
GE	239	82
Other	4	1

Total	$18,993	$13,107

12. Retirement plan

UCDP has a defined contribution plan (the “Contribution Plan”) covering all eligible employees. Participation in the Contribution Plan is voluntary. Salaried employees of UCDP are eligible to participate upon their date of hire. Nonexempt employees are eligible to participate in the Contribution Plan upon the accumulation of 1,000 hours of service and may enroll any time after the first Contribution Plan Entry Date (January 1, April 1, July 1 or October 1) that coincides with or immediately follows the date upon which the employees become eligible. UCDP provides a discretionary matching contribution equal to 100% up to the first 3% of compensation and 50% of all participant contributions up to the next 2%. Employee and employer contributions are 100% vested immediately. Total contributions made by UCDP under the Contribution Plan were approximately $4,497,000, $4,343,000 and $4,686,000, respectively, during the years ended December 31, 2010, 2009 and 2008.

13. Commitments and contingencies

Consultant agreement

UCDP has an agreement (the “Consultant Agreement”) with a Consultant (as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of certain gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying consolidated statements of income include consulting fee expense under the Consultant Agreement of approximately $24,352,000, $17,521,000 and $19,630,000, respectively, during the years ended December 31, 2010, 2009 and 2008.

Under the terms of the Consultant Agreement, the Consultant (as defined herein) is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. As of December 31, 2010, the only operating theme parks that are deemed to be comparable projects under the Consultant Agreement are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. USC has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant, and Universal City Studios Productions has assumed USC’s obligations under that guarantee and has agreed to indemnify UCDP for any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP. Accordingly, fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of Universal City Studios Productions and are not paid by UCDP. The unpaid fees related to Universal Studios Japan were approximately $4,895,000 and $4,242,000, respectively, as of December 31, 2010 and December 31, 2009. These amounts were subsequently paid. In March 2010, Universal Studios Singapore opened and it is also deemed a comparable project under the Consultant Agreement. The unpaid fees related to Universal Studios Singapore were approximately $972,000 as of December 31, 2010. This amount was also subsequently paid.

On October 18, 2009, the Company executed an amendment to the Consultant Agreement (the “2009 Amendment”). Prior to the 2009 Amendment, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate the Company’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows the Company the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment established a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, the Company estimates that the Alternative Payment for its parks could range from $160,000,000 to $290,000,000, and the Alternative Payment for Universal Studios Japan could range from $135,000,000 to $245,000,000. This range has been calculated based on hypothetical treasury rates, and the Company cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. The 2009 Amendment also provides the Consultant a second-priority lien over UCDP’s real and tangible personal property (including a mortgage on the Company’s real property up to $400,000,000) to secure the Company’s periodic and one-time payment obligations and such amendment caps the Company’s ability to incur secured borrowings to an amount equal to the greater of $975,000,000 and 3.75x UCDP’s EBITDA (as defined in the renewed senior secured credit facilities). In connection with the 2009 Amendment, NBCUniversal guaranteed the Company’s obligations under the Consultant Agreement and the Company amended its partnership agreement to increase the special fee payable to UCSP thereunder through June 2017 from 5.0% to 5.25%.

Litigation

Settlement of assessment disputes

In June 2009, the Company settled all of the property tax assessment disputes described below for an amount that is not material to its consolidated financial statements. The following description of these disputes is provided solely as historical background information.

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

2007 Assessments

On September 18, 2007, UCDP filed petitions to the Orange County Value Adjustment Board (“VAB”) seeking review and adjustment of the 2007 assessments by the Property Appraiser of certain real and tangible personal property owned by UCDP. The Special Magistrates recommended that UCDP’s petitions be denied as to USF and UIOA tangible personal property and real property and recommended that the assessment as to UCDP’s parking garages be reduced. The VAB approved and adopted the Special Magistrates’ recommendations on February 26, 2008. On April 24, 2008, UCDP filed complaints challenging these assessments in state circuit court. On June 4, 2008, the Tax Collector answered the complaints. On June 16, 2008, the Property Appraiser answered the complaints. Both the Property Appraiser and the Tax Collector also moved to dismiss UCDP’s discriminatory assessment claims. On November 12, 2008, the court consolidated UCDP’s complaint involving the 2007 assessments of the parking garages with a similar complaint that UCDP filed involving the 2006 assessments. On February 11, 2009, the court granted the defendants’ motions to dismiss the discriminatory assessment count in UCDP’s complaint involving the parking garages, and it granted UCDP leave to amend that count. On March 16, 2009, UCDP filed its amended complaint, and both the Property Appraiser and the Tax Collector subsequently answered UCDP’s amended complaint. In addition, in late 2008, the Property Appraiser and Tax Collector filed a Joint Motion for Summary Judgment as to Count I of UCDP’s complaint involving its tangible personal property. On March 26, 2009, the court denied that Joint Motion. UCDP paid the full assessment with respect to the 2007 real and personal property on November 30, 2007.

2006 Assessments

In the second quarter of 2007, UCDP received and recorded a refund of approximately $1,000,000 (the “2006 Refund”) with respect to an adjustment of the 2006 assessments by the Property Appraiser reducing the assessed property values of certain real and tangible personal property owned by UCDP.

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

14. Land sales

From time to time, UCDP sells portions of its non-strategic land that is not required to support its long-term growth plans.

In November 2009, UCDP sold a parcel of land. The cost basis of the land approximated $1,370,000. In connection with this sale, UCDP recorded a gain of approximately $5,155,000 during the year ended December 31, 2009.

15. Guarantor information

The Company’s payment obligations under the 2016 notes and the 2015 notes are fully and unconditionally guaranteed, jointly and severally, by the following domestic wholly owned subsidiaries: Universal Parks & Resorts Vacations and Universal Orlando Online Merchandise Store. Universal Orlando Online Merchandise Store is a wholly owned subsidiary that was formed in June 2009 and currently has no significant assets, liabilities or operations.

The following is condensed consolidating financial information as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, 2009 and 2008 for UCDP LTD and UCDP Finance, Inc. (“Parent”), the co-issuers on a combined basis, the combined guarantor subsidiaries of UCDP LTD (collectively, the “Guarantors”), and the combined non-guarantor subsidiaries of UCDP LTD (collectively, the “Non-Guarantors”).

Condensed consolidating balance sheet

(in thousands)

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$238,330	$19,882	$821	$—	$259,033
Other current assets	99,729	2,537	1,203	(9,528)	93,941

Total current assets	338,059	22,419	2,024	(9,528)	352,974
Property and equipment, at cost	3,339,055	1,245	13,940	—	3,354,240
Less accumulated depreciation	(1,631,928)	(1,057)	(7,801)	—	(1,640,786)

Total property and equipment, net	1,707,127	188	6,139	—	1,713,454
Other assets:
Investments in unconsolidated entities	14,666	—	—	(5,453)	9,213
Intangible assets, net	45,640	—	4,690	—	50,330
Other assets	29,644	—	—	—	29,644

Total other assets	89,950	—	4,690	(5,453)	89,187

Total assets	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,381	$2,707	$853	$(279)	$124,662
Other current liabilities	177,453	19,690	1,514	(9,249)	189,408

Total current liabilities	298,834	22,397	2,367	(9,528)	314,070
Long-term liabilities:
Long-term borrowings	1,405,168	—	—	—	1,405,168
Other long-term liabilities	35,106	—	—	—	35,106

Total long-term liabilities	1,440,274	—	—	—	1,440,274
Equity:
Partners’ equity	396,028	210	10,486	(10,696)	396,028
Noncontrolling interest in UCRP	—	—	—	5,243	5,243

Total equity	396,028	210	10,486	(5,453)	401,271

Total liabilities and equity	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

Condensed consolidating balance sheet

(in thousands)

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$43,313	$1,481	$363	$—	$45,157
Other current assets	79,967	883	1,031	(3,627)	78,254

Total current assets	123,280	2,364	1,394	(3,627)	123,411
Property and equipment, at cost	3,259,423	1,175	13,784	—	3,274,382
Less accumulated depreciation	(1,513,677)	(1,006)	(6,937)	—	(1,521,620)

Total property and equipment, net	1,745,746	169	6,847	—	1,752,762
Other assets:
Investments in unconsolidated entities	12,578	—	—	(2,658)	9,920
Intangible assets, net	45,918	—	5,270	—	51,188
Other assets	32,323	—	—	—	32,323

Total other assets	90,819	—	5,270	(2,658)	93,431

Total assets	$1,959,845	$2,533	$13,511	$(6,285)	$1,969,604

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,121	$1,214	$710	$(109)	$114,936
Other current liabilities	67,041	4,617	891	(3,519)	69,030

Total current liabilities	180,162	5,831	1,601	(3,628)	183,966
Long-term liabilities:
Long-term borrowings	1,495,730	—	—	—	1,495,730
Other long-term liabilities	34,897	—	—	—	34,897

Total long-term liabilities	1,530,627	—	—	—	1,530,627
Equity:
Partners’ equity	249,056	(3,298)	11,910	(8,612)	249,056
Noncontrolling interest in UCRP	—	—	—	5,955	5,955

Total equity	249,056	(3,298)	11,910	(2,657)	255,011

Total liabilities and equity	$1,959,845	$2,533	$13,511	$(6,285)	$1,969,604

Condensed consolidating statement of income

(in thousands)

	Year ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$1,046,417	$106,111	$22,828	$(46,881)	$1,128,475
Costs and operating expenses:
Theme park operations	206,519	—	—	—	206,519
Theme park selling, general and administrative	183,216	—	—	—	183,216
Theme park cost of products sold	133,018	—	—	—	133,018
Other costs and operating expenses	263,830	102,640	19,242	(46,881)	338,831

Total costs and operating expenses	786,583	102,640	19,242	(46,881)	861,584

Operating income	259,834	3,471	3,586	—	266,891

Other expense (income):
Interest expense	117,889	1	29	—	117,919
Other expense (income)	602	(36)	—	—	566

Total other expense (income), net	118,491	(35)	29	—	118,485

Net income	141,343	3,506	3,557	—	148,406
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	1,780	1,780

Net income attributable to the Partners	$141,343	$3,506	$3,557	$(1,780)	$146,626

Condensed consolidating statement of income

(in thousands)

	Year ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$750,810	$54,357	$21,839	$(24,153)	$802,853
Costs and operating expenses:
Theme park operations	176,947	—	—	—	176,947
Theme park selling, general and administrative	124,216	—	—	—	124,216
Theme park cost of products sold	92,645	—	—	—	92,645
Other costs and operating expenses	210,091	55,428	18,656	(24,153)	260,022

Total costs and operating expenses	603,899	55,428	18,656	(24,153)	653,830

Operating income (loss)	146,911	(1,071)	3,183	—	149,023

Other expense (income):
Interest expense	108,353	5	30	—	108,388
Other expense (income)	17,166	(22)	—	—	17,144

Total other expense (income)	125,519	(17)	30	—	125,532

Net income (loss)	21,392	(1,054)	3,153	—	23,491
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	1,577	1,577

Net income (loss) attributable to the Partners	$21,392	$(1,054)	$3,153	$(1,577)	$21,914

Condensed consolidating statement of income

(in thousands)

	Year ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$857,998	$72,831	$26,243	$(33,720)	$923,352
Costs and operating expenses:
Theme park operations	184,371	—	—	—	184,371
Theme park selling, general and administrative	153,205	—	—	—	153,205
Theme park cost of products sold	113,536	—	—	—	113,536
Other costs and operating expenses	232,784	70,817	21,928	(33,720)	291,809

Total costs and operating expenses	683,896	70,817	21,928	(33,720)	742,921

Operating income	174,102	2,014	4,315	—	180,431

Other expense (income):
Interest expense	102,637	1	31	—	102,669
Other expense (income)	20	(134)	(13)	—	(127)

Total other expense (income)	102,657	(133)	18	—	102,542

Net income	71,445	2,147	4,297	—	77,889
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	2,149	2,149

Net income attributable to the Partners	$71,445	$2,147	$4,297	$(2,149)	$75,740

Consolidating statement of cash flows

(in thousands)

	Year ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$327,971	$18,469	$5,567	$(2,492)	$349,515
Cash flows from investing activities
Property and equipment acquisitions	(109,967)	(68)	(125)	—	(110,160)

Net cash and cash equivalents used in investing activities	(109,967)	(68)	(125)	—	(110,160)

Cash flows from financing activities
Payment of partner distributions	—	—	(4,984)	4,984	—
Receipt of contributions from Holdings	346	—	—	—	346
Distributions of noncontrolling interest in equity of UCRP	—	—	—	(2,492)	(2,492)
Payments on long-term borrowings, capital lease and financing obligations	(14,775)	—	—	—	(14,775)
Payment of financing costs	(8,558)	—	—	—	(8,558)

Net cash and cash equivalents used in financing activities	(22,987)	—	(4,984)	2,492	(25,479)

Net increase in cash and cash equivalents	195,017	18,401	458	—	213,876
Cash and cash equivalents at beginning of year	43,313	1,481	363	—	45,157

Cash and cash equivalents at end of year	$238,330	$19,882	$821	$—	$259,033

Consolidating statement of cash flows

(in thousands)

	Year ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by (used in) operating activities	$65,485	$(2,047)	$4,939	$(2,404)	$65,973
Cash flows from investing activities
Property and equipment acquisitions	(143,155)	(191)	(87)	—	(143,433)
Proceeds relating to capital reimbursements	2,279	—	—	—	2,279
Proceeds relating to sale of assets held for sale	7,111	—	—	—	7,111

Net cash and cash equivalents used in investing activities	(133,765)	(191)	(87)	—	(134,043)

Cash flows from financing activities
Payment of partner distributions	(426,798)	—	(4,808)	4,808	(426,798)
Receipt of contributions from Holdings	14,400	—	—	—	14,400
Distributions of noncontrolling interest in equity of UCRP	—	—	—	(2,404)	(2,404)
Proceeds from the 2015 and 2016 notes	617,715	—	—	—	617,715
Proceeds from renewed senior secured credit facilities	377,500	—	—	—	377,500
Payments on long-term borrowings, capital lease and financing obligations	(505,840)	—	—	—	(505,840)
Payments of financing costs	(49,144)	—	—	—	(49,144)

Net cash and cash equivalents provided by (used in) financing activities	27,833	—	(4,808)	2,404	25,429

Net (decrease) increase in cash and cash equivalents	(40,447)	(2,238)	44	—	(42,641)
Cash and cash equivalents at beginning of year	83,760	3,719	319	—	87,798

Cash and cash equivalents at end of year	$43,313	$1,481	$363	$—	$45,157

Condensed consolidating statement of cash flows

(in thousands)

	Year ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$187,651	$409	$5,934	$(2,661)	$191,333
Cash flows from investing activities
Property and equipment acquisitions	(136,199)	—	(811)	—	(137,010)
Proceeds relating to capital reimbursements	2,136	—		—	2,136

Net cash and cash equivalents used in investing activities	(134,063)	—	(811)	—	(134,874)

Cash flows from financing activities
Payment of partner distributions	(117,880)	—	(5,322)	5,322	(117,880)
Receipt of partner contributions for capital projects	28,676	—	—	—	28,676
Distributions of noncontrolling interest in equity of UCRP	—	—	—	(2,661)	(2,661)
Payments on long-term borrowings, capital lease and financing obligations	(375)	—	—	—	(375)
Payments of financing costs	(4,295)	—	—	—	(4,295)

Net cash and cash equivalents used in financing activities	(93,874)	—	(5,322)	2,661	(96,535)

Net (decrease) increase in cash and cash equivalents	(40,286)	409	(199)	—	(40,076)
Cash and cash equivalents at beginning of year	124,046	3,310	518	—	127,874

Cash and cash equivalents at end of year	$83,760	$3,719	$319	$—	$87,798

16. Quarterly data (unaudited)

UCDP’s quarterly results are subject to seasonal variations. UCDP’s quarterly financial data is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	$162,613	$243,454	$363,567	$358,841
Operating (loss) income	(8,851)	33,829	126,992	114,921
Net (loss) income attributable to the Partners	(36,686)	2,080	97,264	83,968
2009
Operating revenues	$163,789	$215,742	$224,575	$198,747
Operating income	6,813	51,352	61,023	29,835
Net (loss) income attributable to the Partners	(17,018)	26,404	37,130	(24,602)

The quarterly results above were impacted by the following discrete transactions:

(1)	During the second quarter of 2010, UCDP recorded a loss of $3,310,000 related to the modification of the renewed senior secured credit facilities (see note 5).

(2)	During the fourth quarter of 2010, UCDP recorded additional depreciation of $3,301,000 related to the reclassification of certain assets previously classified as held for sale (see note 2).

(3)	During the fourth quarter of 2009, UCDP recorded a gain of $5,155,000 related to a land sale (see note 14).

(4)	During the fourth quarter of 2009, UCDP refinanced its debt resulting in a loss on extinguishment of debt of $4,263,000 and expenses associated with debt refinancing of $25,023,000 (see note 5).

17. Events subsequent to date of auditor’s report (unaudited)

On January 28, 2011, Comcast closed its transaction with GE in which Comcast acquired control of the business of NBC Universal, Inc. (now named NBCUniversal Media, LLC or “NBCUniversal”), the media and entertainment company that develops, produces and distributes entertainment, news, sports and other content to global audiences that owns, through its subsidiaries, a 50% interest in the Company as discussed in note 1. NBCUniversal is a wholly owned subsidiary of NBCUniversal Holdings. As part of this transaction, Comcast now controls and owns 51% of NBCUniversal Holdings, and GE owns the remaining 49%.

In March 2011, the Company made a principal payment in the amount of $90,000,000 on its renewed senior secured credit facilities in accordance with the facilities’ excess cash flow provisions (see note 5).

In March 2011, the Company made a distribution to the Partners in the amount of $31,582,000, which represented the Partners’ expected payments of income taxes based on the Company’s financial results. This distribution was required per the Company’s partnership agreement. Additionally, in March 2011, the Company made a distribution to the Partners in the amount of $44,756,000 as allowed by the excess cash flow provisions of the renewed senior secured credit facilities.

UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties, who have until June 12, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the partners’ agreement. See note 11 “Other Partner Matters.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the UCDP’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Finance’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Pursuant to the terms of UCDP’s partnership agreement, UCDP is governed and managed by its general partner, Holding II, through a six-member committee of representatives of the partners of Holding II, known as the Park Advisory Board. Three members of the Park Advisory Board are designated by Blackstone and three are designated by Universal CPM, based on their assessment of the PAB members’ attributes, skills and qualifications. Holding II has the exclusive right to manage and control UCDP and may execute documents, instruments and agreements on UCDP’s behalf. All actions of the Park Advisory Board must be approved by the representatives of both Blackstone and Universal CPM (except when the capital account balance of either Blackstone or Universal CPM is half that of the other, then the partner with the greater capital account balance is entitled to exclusively govern and manage UCDP for so long as its capital account balance is twice that of the other partner). UCDP’s partnership agreement provides for Universal City Studios Productions (formerly known as Vivendi Universal Entertainment or “VUE”) to manage the day-to-day operation of our theme parks subject to the supervision and oversight of the Park Advisory Board.

We employ most of our executive officers and employees. However, some of our executive officers and certain of our employees are employed by our manager, UCSP, or its affiliates, and their services are provided to us on a reimbursement basis. See “Certain relationships and related transactions, and director independence—Reimbursement of UCDP’s manager’s costs” for a more complete description of this relationship.

Set forth below is certain information regarding our representatives, the members of our Park Advisory Board, our executive officers and certain other key employees. In this report, “Universal Orlando” refers to the business conducted by UCDP.

Name	Age(2)	Position
Thomas L. Williams(1)	63	Universal CPM representative on UCDP’s Park Advisory Board

John R. Sprouls(1)	52	Executive Vice President, Human Resources, Legal and Business Affairs, Universal Parks & Resorts, Chief Executive Officer for UCDP, President for UCDP Finance

Christy R. Shibata(1)	37	Universal CPM representative on UCDP’s Park Advisory Board

Jean Louis Bonnier(1)	47	Universal CPM representative on the audit committee for UCDP

Salil K. Mehta(1)	46	Universal CPM representative on UCDP’s Park Advisory Board

Michael S. Chae	42	Blackstone representative on UCDP’s Park Advisory Board

Jill Greenthal	54	Blackstone representative on UCDP’s Park Advisory Board and Blackstone representative on the audit committee for UCDP

Sean T. Klimczak	34	Blackstone representative on UCDP’s Park Advisory Board

William A. Davis	64	President and Chief Operating Officer, UCDP

Tracey L. Stockwell	46	Senior Vice President and Chief Financial Officer, UCDP, and Treasurer, UCDP Finance, Inc.

Richard E. Costales	58	Senior Vice President, Resort Operations, UCDP

Richard T. Florell	62	Senior Vice President and General Manager, Resort Revenue Operations, UCDP

Peter C. Giacalone	59	Senior Vice President, Business Development, UCDP

Alice A. Norsworthy	50	Executive Vice President, Marketing and Sales, UCDP

William E. McCorey, Jr.	52	Senior Vice President and Chief Information Officer, UCDP

James A. Timon	51	Senior Vice President, Entertainment, UCDP

David A. Winslow	57	Senior Vice President, Technical Services, UCDP

Judith A. Luengas	39	Vice President, Legal Affairs and General Counsel, UCDP

Sherry L. Wheelock	41	Vice President Finance, Treasurer, UCDP

Daniel P. Neal	37	Vice President Finance, Controller, UCDP

(1)	Employed by UCSP or one of its affiliates.
(2)	As of December 31, 2010.

Thomas L. Williams has been a member of UCDP’s Park Advisory Board since October 1999. Mr. Williams has been Chairman and Chief Executive Officer of Universal Parks & Resorts, a division of Universal City Studios Productions since 1999. Prior to holding that position, Mr. Williams served as UCDP’s President and Chief Executive Officer from 1997 to 1999, and as UCDP’s President and Chief Operating Officer from 1990 to 1997. Prior to joining Universal Orlando in 1987 he was Vice President of Hotels and Restaurants for Yosemite National Park.

John R. Sprouls has been Chief Executive Officer of UCDP and President of UCDP Finance since December 2006. In addition, Mr. Sprouls is a Universal Parks & Resorts Executive Vice President, Human Resources, Legal & Business Affairs since 2004. Since 1999, Mr. Sprouls was Universal Parks & Resorts Executive Vice President, Chief Human Resources Officer. Prior to that, Mr. Sprouls served as Universal Orlando’s Senior Vice President of Administration from 1997 to 1999, and Universal Orlando’s Vice President of Human Resources from 1996 to 1997. Prior to joining us in 1996, Mr. Sprouls held various Human Resource roles within The Seagram Company, Ltd., including Senior Vice President of Human Resources for the Seagram Spirits and Wine Group from 1991 to 1996.

Christy R. Shibata has been a member of UCDP’s Park Advisory Board since April 2007. Ms. Shibata currently serves as Executive Vice President, Financial Planning and Analysis for NBCUniversal, a position she has held since October 2008. Prior to that time and since March 2007, Ms. Shibata served as Executive Vice President and Chief Financial Officer of Universal Pictures and Studios. From October 2005 to February 2007, she was Vice President and Chief Financial Officer, of CNBC and CNBC International. From September 2002 to September 2005, she was the Chief Financial Officer at GE Healthcare Japan.

Jean Louis Bonnier was appointed Senior Vice President/Chief Financial Officer of Universal Parks & Resorts Finance in December 2005. Mr. Bonnier also serves on the audit committee for UCDP. Prior to his current position Mr. Bonnier served as Universal Parks & Resorts Vice President, Finance. Prior to joining Universal Parks & Resorts, Mr. Bonnier was Vice President of NBC Stations Division. He has been with NBC since 1999 and various businesses within GE since 1991.

Salil K. Mehta was appointed as a Universal CPM representative to UCDP’s Park Advisory Board in March 2008. Mr. Mehta is the President of Business Operations, Strategy and Development of NBCUniversal, a position held February 2008. From 2005 to 2008, Mr. Mehta was an Executive VP of ESPN Enterprises and prior to that time, he worked in the corporate strategic planning department at Walt Disney Company and was the Executive VP of Corporate Business Development for them since 2002.

Michael S. Chae has been a member of UCDP’s Park Advisory Board since September 2005. Mr. Chae is a Senior Managing Director and Head of Private Equity for Asia/Pacific at The Blackstone Group L.P., which he joined in 1997. Before joining Blackstone, Mr. Chae worked as an Associate at the Carlyle Group, L.P. and prior to that with Dillon, Read & Co.

Jill Greenthal has been a member of UCDP’s Park Advisory Board since February 2007. Ms. Greenthal also serves on the audit committee for UCDP. Ms. Greenthal is a Senior Advisor in the Private Equity group at Blackstone, a position held since September 2007. Prior to that time, she was a Senior Managing Director in the Corporate and Mergers and Acquisitions Advisory Services group since 2003. Ms. Greenthal currently serves on the Board of Directors of Akamai Technologies, Orbitz Worldwide and The Weather Channel.

Sean T. Klimczak was appointed as a member to UCDP’s Park Advisory Board in December 2009. Mr. Klimczak is a Principal in Blackstone’s Corporate Private Equity group based in New York, which he joined in 2005. Prior to joining Blackstone, Mr. Klimczak worked as an Associate at Madison Dearborn Partners and prior to that with Morgan Stanley & Company’s Investment Banking Division. Mr. Klimczak serves on the Board of Directors of The Weather Channel, Sithe Global Power, American Petroleum Tankers and The Blackstone Charitable Foundation.

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

Tracey L. Stockwell was named UCDP’s Senior Vice President and Chief Financial Officer in January 2007, as well as Treasurer of UCDP Finance. Prior to that, she had been UCDP’s Vice President of Finance and Controller since 2000. From 1999 to 2000, she served as UCDP’s Senior Director of Finance. From 1997 to 1999, she was UCDP’s Director of Finance. Prior to that position Ms. Stockwell was a senior manager for Price Waterhouse in Orlando. Ms. Stockwell received a B.Com from the University of Windsor, Ontario and is a licensed Certified Public Accountant in Florida.

Richard E. Costales has been UCDP’s Senior Vice President, Resort Operations since 2003. From 1994 to 2003, he served as UCDP’s Senior Vice President, Park Operations. From 1991 to 1994, he served as UCDP’s Vice President of Operations. Prior to 1991, Mr. Costales was UCDP’s Director of Operations.

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

Peter C. Giacalone has been UCDP’s Senior Vice President, Business Development, since 2004. From 1997 to 2003, Mr. Giacalone was Senior Vice President, Business Development, Universal Parks & Resorts, a division of UCSP. From 1994 to 1996, Mr. Giacalone was UCDP’s Vice President Business Administration. Prior to holding that position he served as UCDP’s Director Business Administration from 1991 to 1993. Prior to holding that position, he served as UCDP’s Assistant Controller from 1987 to 1990.

Alice A. Norsworthy has been UCDP’s Executive Vice President, Marketing and Sales effective September 2008. From 2005 to 2008, Ms. Norsworthy served as Senior Vice President of Marketing for Royal Caribbean. Prior to that role, she held a variety of senior leadership roles at Walt Disney World, most recently as Senior Vice President, Business Integration, Products & Services from mid 2003 to September 2005.

William E. McCorey has been UCDP’s Senior Vice President and Chief Information Officer since November 2010. From May 2008 through October 2010 Mr. McCorey served as Vice President, Global Infrastructure for IBM. Prior to that time, Mr. McCorey served in a variety of information technology leadership roles with Circuit City Stores, Inc. from 1991 to May 2008, including serving as its Senior Vice President and Chief Information Officer beginning in October 2006.

James A. Timon has been UCDP’s Senior Vice President, Entertainment since 2004. Since 2003, Mr. Timon was UCDP’s Vice President of Entertainment after providing consulting services to us since 2002. From 1996 to 2002, he served as President of Renaissance Entertainment. Prior to joining Renaissance Entertainment, Mr. Timon was Vice President of Entertainment for Universal Studios Hollywood, another theme park owned by UCSP.

David A. Winslow was promoted to UCDP’s Senior Vice President, Technical Services, in October 2009. Prior to that, he had been UCDP’s Vice President, Technical Services since 2008. From 2007 to 2008, he served as UCDP’s Senior Director, Engineering. From 2004 to 2007, he served as UCDP’s Director, Engineering, and from 2002 to 2004 as Director, Attraction Development. From 1995 to 2002, Mr. Winslow served as Technical Director or Project Leader on several different construction projects at UCDP.

Judith A. Luengas was promoted to UCDP’s Vice President, Legal Affairs and General Counsel in February 2010. From 2006 to 2010, Ms. Luengas served as UCDP’s Director of Legal Affairs. From 2001 to 2006, she served as UCDP’s Senior Attorney and from 1998 to 2001, as UCDP’s Attorney. Ms. Luengas received her J.D. from Stetson University College of Law.

Sherry L. Wheelock has been UCDP’s Vice President of Finance and Treasurer since late 2005. From 1996 to 2005, Ms. Wheelock held two positions with the Company, UCDP’s Assistant Treasurer/Director of Capital and Director of Internal Audit. Prior to joining us, Ms. Wheelock was a Senior Auditor at Franklin Templeton Mutual Funds and Deloitte & Touche LLP. Ms. Wheelock received a B.B.A. in accounting from Baylor University and is a licensed Certified Public Accountant in Florida.

Daniel P. Neal was named as UCDP’s Vice President of Finance and Controller in February 2007. He served as UCDP’s Senior Director of Finance in 2005 and 2006. From 2002 to 2004, he was UCDP’s Director of Finance. Prior to joining us, he was a manager for Arthur Andersen. Mr. Neal received a B.S. and masters in accounting from Florida State University and is a licensed Certified Public Accountant in Florida.

Audit committee

Our audit committee comprises two members. Each of Blackstone and UCSP, who together hold 100% of our equity interests (each holding a 50% interest), has appointed one member. Blackstone has appointed Jill Greenthal, and UCSP has appointed Jean Louis Bonnier. Ms. Greenthal was appointed in February 2007, while Mr. Bonnier was appointed in February 2005.

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

Changes in directors and executives

Effective August 22, 2010, Michelle McKenna left the position of Senior Vice President and Chief Information Officer, UCDP. Ms. McKenna was replaced by William E. McCorey, Jr. effective November 1, 2010.

Director independence

UCDP has no independent directors. For a description of their relationships with us and our affiliates, please see their biographies above.

Indemnification arrangements

Our policy is to indemnify employees and employees of affiliates for actions taken in connection with their employment or on our behalf and we may from time to time enter into agreements to facilitate that policy.

Code of ethics

We have adopted a Code of Conduct applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of the Code of Conduct is available upon written request, and is filed as an exhibit to this report. In addition, our principal executive officer, and principal financial officer are subject to a Code of Conduct applicable to GE employees, which is also filed as an exhibit to this report.

Item 11. Executive Compensation.

Compensation discussion and analysis

Determining Executive Officer Compensation (other than for UCDP’s Chief Executive Officer) in 2010

The compensation program for UCDP’s named executive officers (“NEOs”) is designed to attract, retain, incentivize and reward talented executives who can contribute to UCDP’s growth and success and thereby build value over the long term. UCDP’s executive compensation program is organized around the following fundamental principles:

•	Compensation should be tied to the success of the Company and each executive’s contribution to that success.

•

The level of compensation should consider the importance of the executive to the Company, the competition for the executive’s talent, and relative compensation levels for other executives within the Company.

We do not have any securities listed on a national securities exchange and are not a listed issuer. We do not have a designated compensation committee. In accordance with UCDP’s partnership agreement, the Park Advisory Board determines executive officer compensation for our executive officers other than Mr. Sprouls and Mr. Williams, who are employees of UCSP. This determination is made by two designated representatives of UCDP, Michael Chae and Thomas L. Williams, on behalf of Blackstone and Universal CPM, respectively.

Determining Compensation for UCDP’s Chief Executive Officer in 2010

Mr. Sprouls has been UCDP’s Chief Executive Officer since December 2006. At the beginning of each year, Mr. Sprouls develops objectives designed to achieve Company success. These objectives are reviewed with Mr. Sprouls’ manager, Thomas L. Williams, the Chairman and CEO of UPR, for the corollary purpose of establishing how Mr. Sprouls’ performance will be assessed. These objectives are largely derived from the Company’s focus on team member satisfaction, guest satisfaction and financial returns. Mr. Sprouls does not participate in the final determination of his own compensation. For 2010 and 2009, based on the Company’s performance, Mr. Sprouls’ leadership contribution in his role as CEO of UCDP, and Mr. Sprouls’ performance against the above measured objectives, the portion of his base salary attributable to UCDP was $218,650 and $210,250, respectively. Additionally in 2010, Mr. Sprouls received a bonus under UCSP’s Annual Incentive Plan, $150,000 of which was attributable to UCDP, and for which UCDP reimbursed UCSP. Mr. Sprouls’ total compensation attributable to UCDP throughout 2010 was $1,258,355, as compared to $282,000 in 2009, with the majority of the increase due to the payout under the Long-Term Growth Plan. We believe that Mr. Sprouls’ total compensation is closely connected with the Company’s objective to retain, incentivize and reward talented executives who can contribute to its growth and success and thereby build value over the long term.

Analysis of Market Practices

UCDP periodically assesses the competitiveness of its pay practices for its NEOs through internal staff research and through purchased external studies conducted by Towers Watson, the successor to Watson Wyatt. External studies analyze nonpublic information regarding overall compensation and specific compensation elements such as base salary and incentive compensation of peer group companies. While the peer group companies used in the study are not explicitly identified, they are categorized by industry, such as entertainment, restaurant, or retail, and their respective revenue levels. UCDP uses the information provided about companies that are in the same industries as UCDP with which UCDP competes for employees. Internal analysis focuses on public information regarding compensation elements such as incentive based compensation of peer group companies in the entertainment, restaurant and retail industries.

Elements of incentive compensation

UCDP’s compensation practices are designed to reward successful individual performance and the success of the Company by aligning executives’ financial interests with those of the Company’s through a combination of base salary and performance-based incentive compensation. Base salary is linked to the executive’s role and contributions to the Company. Performance-based incentive compensation comprises annual cash bonuses tied to the individual’s performance against his or her objectives and the Company’s performance, and a long-term growth plan, used to focus executives’ efforts toward longer-term performance, thereby enhancing the value of the Company to the partners.

While we review the total compensation paid to each of our executive officers, we consider each element of our compensation program to be distinct. As a result, a significant amount of compensation paid to an executive in the form of one element will not necessarily cause us to reduce another element of the executive’s compensation. We determine the appropriate levels of our total compensation, and each compensation element, based on several factors, such as an informal benchmarking of our compensation levels to those paid by other companies in related industries, our overall performance, each individual executive officer’s performance, the desire to maintain internal equity and consistency among our executive officers and other considerations that we deem to be relevant. We have not currently adopted any formal or informal policy for allocating compensation between long-term and short-term or among the different forms of compensation.

Base salary

Base salaries are generally designed to be competitive with comparable positions in peer group companies in order to attract and retain talented executives with compensation packages that are competitive but fair. Several elements of executive compensation are compared to those of peer group companies, including base salary and performance-based incentive compensation under our Annual Incentive Plan and our Long-Term Growth Plan. Each NEO’s actual salary varies based on his or her qualifications and experience, responsibilities and potential. Base salaries are reviewed annually and adjusted based on achievement of qualitative and quantitative individual goals and objectives developed by the individual with his or her manager, as well as when an individual is promoted or assumes additional responsibilities. Over the last five years, our NEOs have received base salary increases ranging from 4% to 6%, excluding 2009 as no base salary increases were awarded. In some situations, base salaries may be increased based upon an individual’s performance review and the discretion of the Executive Vice President, Human Resources, Legal and Business Affairs for UPR.

Performance-based incentive compensation

The Company’s incentive compensation programs are overseen by the representatives of UCDP and have the ability to offer different types of cash awards to promote high performance levels and achievement of Company goals by key employees, encourage the growth of partner value and allow key employees to participate in the long-term growth and profitability of the Company. NEOs qualify for short and long-term incentives if they meet the individual and Company or UCSP, as applicable, performance objectives and targets set at the beginning of each fiscal year.

UCDP’s annual incentive plan

The goal of our Annual Incentive Plan (also referred to in certain employment agreements of our NEOs as the Executive Incentive Plan and hereinafter the “Incentive Plan”) is to reward superior performance. Our Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the Incentive Plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the Incentive Plan, which is administered by our Compensation department, each participant has a bonus target of 15% to 36% of his or her base salary, generally based on his or her level in the organization, with the bonus target for Senior Vice Presidents and above starting at 25% of their base salary. Each year participants and their managers create individual objectives which support the overall operating plan established by senior management. While the specifics of each individual’s goals vary depending upon his or her role within the Company, most goals focus upon team member satisfaction, guest satisfaction and financial returns. At the conclusion of the fiscal year, the individual objectives are evaluated by the individual’s manager and an overall personal performance percentage is assigned to the individual. Concurrently, Company performance is determined by operating performance of UCDP as measured by EBITDA. Payout is then based on the target multiplied by personal performance multiplied by Company performance. EBITDA and other performance objectives are set at levels that the Compensation department believes are challenging, but sufficiently obtainable to provide incentives to our NEOs. Based on the established performance criteria, over the last five years, our NEOs have received incentive rewards ranging from 17% to 72% of their base salaries. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause) he or she will participate in the Incentive Plan on a pro-rata basis. If a person ceases to be employed by us because he or she has been terminated for cause, or for reasons other than retirement, disability, or death prior to Incentive Plan payout, his or her participation in the Incentive Plan is terminated and no plan payments are made. Mr. Sprouls and Mr. Williams are employees of UCSP and are not participants in UCDP’s annual incentive plan.

UCSP’s annual incentive plan

As employees of UCSP, Mr. Sprouls and Mr. Williams participate in UCSP’s Annual Incentive Plan (sometimes referred to as the “UCSP Incentive Plan”). UCDP reimburses UCSP or its affiliates for the pro rata portion of Mr. Sprouls’ award under that plan based on the time he spent working on UCDP matters, but does not reimburse UCSP for any award to Mr. Williams.

The goal of UCSP’s Incentive Plan is to reward superior performance. UCSP’s Incentive Plan provides participants the opportunity to benefit from UCSP’s business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in UCSP’s Incentive Plan are limited to its key management employees. The AIP Committee, which administers UCSP’s Incentive Plan, sets annual business component goals and establishes a UCSP Incentive Plan target pool. In addition, each year participants and their managers create individual objectives which support the overall operating plan established by management and which vary depending upon his or her role within UCSP. At the conclusion of the fiscal year, the individual objectives are evaluated by management and an overall individual performance factor is assigned to the individual. Concurrently, UCSP’s performance is measured against pre-determined goals and a business component score is assigned. Payout is then calculated by multiplying three items: (i) the UCSP Incentive Plan target pool, (ii) the individual performance factor, and (iii) the business component score. UCSP sets goals, objectives and targets that it deems to be appropriate, in its sole discretion. If a participant ceases to be employed by reason of death, retirement, or disability he or she will participate in UCSP’s Incentive Plan on a pro-rata basis.

2010 Long-Term Growth Plan

On May 22, 2008, the Park Advisory Board of UCDP approved the Long-Term Growth Plan effective as of January 1, 2008. The Long-Term Growth Plan provides key employees the opportunity to benefit from UCDP’s growth in value. Employees who are eligible to participate in the plan are limited to UCDP’s Executive Committee members, UCDP’s business unit heads and a select group of Universal Parks & Resorts and other UCDP executives. Under the plan, which is administered by the Park Advisory Board, each participant is granted one or more value appreciation rights (“VARs”) based upon the participant’s level of responsibility within the Company. The value of a VAR is generally based on the growth in market value of the equity interests of the ownership partners (Blackstone Capital Partners (“BCP”) and NBCUniversal) in UCDP. A pool is established for valuing the VARs and such pool is equal to 2% of the growth in UCDP’s equity value. The value of a VAR is calculated by dividing the total pool value by the total number of outstanding VARs. Each VAR is triggered and automatically exercisable and payable upon the earlier of six months after a change in UCDP’s ownership structure which results in NBCUniversal Media, LLC owning less than 50%, or January 1, 2011. If pay out of a VAR is triggered by a change of ownership, the payout value is calculated based on the sales price of this ownership change. If pay out of a VAR is triggered other than by a change of ownership, the payout value is calculated based on an earnings multiple from financial results generated during 2010, subject to specific caps so that the payout value for each participant is no more than 150% of his or her total compensation as of January 1, 2011. Under the plan, all awards are paid in cash. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), any VARs earned continue under the plan and are pro-rated. Where there is a termination (other than for cause), the participant is not allowed to receive a payout under the plan if that party had not been an active participant in the plan for at least nine months. If a person ceases to be employed for reasons other than retirement, disability, death or termination (other than for cause), any rights under the plan and all VARs granted are canceled. As of December 31, 2010, approximately $13,173,000 had been accrued for this plan. The amount accrued for was paid in January 2011. All of our NEOs are participants in our Long-Term Growth Plan.

Perquisites

We provide certain perquisites to our executives. These perquisites support our objective to retain, incentivize and reward talented executives who can contribute to our growth and success and thereby build value over the long term. We do not believe that perquisites comprise a material element of the Company’s executive compensation program. More detail on our perquisites may be found in the footnotes to the Summary Compensation Table.

Compensation Committee Report

The representatives of UCDP have reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on their review and discussions with management, the representatives recommended to the Park Advisory Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2010. This report is provided by the following designated representatives of UCDP:

Thomas L. Williams

Michael S. Chae

Summary Compensation Table

The following table sets forth the compensation during the last three fiscal years awarded to, earned by or paid to NEOs. Compensation for each of the individuals below is approved by the representatives of UCDP, other than Mr. Sprouls and Mr. Williams who are employees of UCSP.

Name and principal position	Year	Salary($)	Bonus($)(2)	Non-equity incentive plan compensation(1)($)	All other compensation(3)($)	Total($)
John R. Sprouls(4) Chief Executive Officer of UCDP and Executive Vice President Human Resources, Legal and Business Affairs, Universal Parks & Resorts	2010 2009 2008	218,650 210,250 210,250	— — —	1,030,950 63,500 67,500	8,755 8,250 7,500	1,258,355 282,000 285,250
Tracey L. Stockwell Senior Vice President and Chief Financial Officer, Universal Orlando	2010 2009 2008	325,000 260,644 260,644	— — —	627,250 67,472 46,916	15,211 10,199 11,700	967,461 338,315 319,260
Alice A. Norsworthy Executive Vice President, Sales and Marketing, Universal Orlando	2010 2009	416,020 400,004	— 200,000	866,021 105,000	4,424 75,680	1,286,465 780,684
William A. Davis President and Chief Operating Officer, Universal Orlando	2010 2009 2008	480,916 468,041 468,041	— — —	1,246,375 105,000 90,000	18,569 30,863 12,824	1,745,860 603,904 570,865
Thomas L. Williams(5) Chairman, Universal Parks & Resorts	2010	—	—	1,799,097	—	1,799,097

(1)	Represents incentive plan compensation earned in each respective year presented above under UCSP’s Annual Incentive Plan, in the case of Mr. Sprouls, and under UCDP’s Annual Incentive Plan, in the case of Mr. Davis, Ms. Stockwell and Ms. Norsworthy. Under UCDP’s Annual Incentive Plan, awards are based on operating performance as measured by EBITDA (see “UCDP’s incentive plan” above). In addition to incentive plan compensation earned under UCSP’s Annual Incentive Plan, and UCDP’s Annual Incentive Plan, as applicable, in 2010 Mr. Sprouls, Mr. Davis, Ms. Stockwell and Ms. Norsworthy earned $880,950, $946,375, $422,500, and $566,021,respectively, under our Long-Term Growth Plan (see “2010 Long-Term Growth Plan” above). Mr. Williams is a participant in our Long-Term Growth Plan. In 2010, Mr. Williams earned $1,799,097 under that plan.
(2)	Represents a one-time sign on bonus comprised exclusively of cash.
(3)	The amounts shown in this column for fiscal 2010, 2009 and 2008 include the following:

(i)	GE matches contributions made by employees under the GE Savings & Security Program. The cost of these contributions in the case of Mr. Sprouls for 2010, 2009 and 2008 was $8,755, $8,250 and $7,500, respectively.

(ii)	We match contributions made by employees under the Universal Orlando 401(k) Plan. In 2010, the cost of these contributions was $9,800 for each of Mr. Davis and Ms. Stockwell. In 2009, the cost of these contributions was $9,800 in the case of Mr. Davis and $7,699 in the case of Ms. Stockwell. In 2008, the cost of these contributions was $9,200 for each of Mr. Davis and Ms. Stockwell.

(iii)	We match contributions made by employees under our deferred compensation plan. In 2010, the cost of these contributions was $3,600 in the case of Mr. Davis. In 2009, the cost of these contributions was $18,563 in the case of Mr. Davis and $5,200 in the case of Ms. Norsworthy. In 2008, the cost of these contributions was $1,124 in the case of Mr. Davis.

(iv)	We provide a medical allowance to our executives. In each respective year presented above, we paid medical allowances of $2,500 to each of Mr. Davis, Ms. Stockwell, and Ms. Norsworthy. Additionally, we reimburse our executives for the cost of an annual physical exam. In 2010, the cost of these physical exams was $745 in the case of Mr. Davis and $950 in the case of Ms. Stockwell.

(v)	In 2009, Ms. Norsworthy was compensated $67,980 under a relocation plan.

(vi)	On behalf of our executives we pay initial membership fees and quarterly membership dues to a local private club. In 2010, the portion of membership fees we paid for, which was considered personal use by our executives was $1,924 in the case of Mr. Davis and Ms. Norsworthy and $1,770 in the case of Ms. Stockwell.

(4)	During 2010, 2009 and 2008, Mr. Sprouls was an employee of UCSP, and we reimburse UCSP or its affiliates for the pro rata cost of his employment compensation based on the time he spent working on UCDP matters. In each respective year presented above, we reimbursed UCSP or its affiliates for 50% of the cost of Mr. Sprouls’ employment compensation. Amounts set forth in the above table represent amounts we reimbursed UCSP or its affiliates with respect to Mr. Sprouls. Mr. Sprouls is eligible to participate in various retirement plans with UCSP and GE which we are not liable for, nor did we incur any expense for such plans and therefore, they are not reflected in the table above. The following represents plans in which Mr. Sprouls currently maintains balances:

(i)	Mr. Sprouls maintains a balance in the UCSP Pension Plan.

(ii)	In 2010, Mr. Sprouls was granted 8,800 GE stock options which vest 20% each year for 5 years. In 2009, Mr. Sprouls was granted 17,600 GE stock options which vest 20% each year for five years. In 2008, Mr. Sprouls was granted 2,200 GE stock options which vest 20% each year for five years and 734 restricted stock units which vest 20% each year for five years.

(iii)	Under the GE Restricted Stock Plan, Mr. Sprouls earned dividends of $3,870 and $397 in 2009 and 2010, respectively.

(5)	During 2010 Mr. Williams was an employee of UCSP. We did not reimburse UCSP for any portion of his employment compensation. Mr. Williams was a participant in our Long-Term Growth Plan and his earnings under this plan are presented above.

Grants of Plan-Based Awards

The table below sets forth specific information with respect to each grant of an award made under any of our plans to our named executive officers during fiscal year 2010.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
John R. Sprouls	—	75,000	150,000
Tracey L. Stockwell	—	97,500	204,750
Alice A. Norsworthy	—	150,000	315,000
William A. Davis	—	150,000	315,000

(1)	These columns show the potential amounts payable to our named executive officers pursuant to the UCSP Annual Incentive Plan, in the case of Mr. Sprouls, and UCDP Annual Incentive Plan, in the case of Ms. Stockwell, Ms. Norsworthy and Mr. Davis if the target or maximum goals established for fiscal 2010 were met.

Employment agreements

Mr. John R. Sprouls is a party to an employment agreement with UCSP, and Ms. Tracey Stockwell, Mr. William A. Davis, and Ms. Alice A. Norsworthy are each a party to an employment agreement with UCDP. UCDP does not have an employment agreement with Mr. Thomas L. Williams, nor does it reimburse any third-party for amounts paid under such an agreement. The following summaries of the material provisions of the employment agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, all provisions of each described agreement.

John R. Sprouls

UCSP has an employment agreement with Mr. Sprouls, pursuant to which he serves as Executive Vice President, Human Resources, Legal & Business Affairs for Universal Parks & Resorts. Mr. Sprouls also serves as Chief Executive Officer of UCDP and President of UCDP Finance. The term of the agreement expires on December 6, 2013. Under the agreement, Mr. Sprouls receives a base annual salary and is eligible to participate in UCDP’s Long-Term Growth Plan, UCSP’s Incentive Plan, and other benefit plans that are generally available to employees of UCSP. Under the agreement, Mr. Sprouls is also eligible to receive discretionary equity or equity-equivalent grants, as such grants are offered to similarly situated employees. Any award made to Mr. Sprouls under any GE or UCSP plan or program will take into consideration his participation in any UCDP Long-Term Growth Plan. In the event of termination for cause or in the case of death, Mr. Sprouls or his estate would be entitled to receive a payment of accrued but unpaid base salary due to him through the termination date or the date of death, as well as other unpaid amounts due to him under Company benefit plans or programs. In the event of termination for disability, Mr. Sprouls or his estate is entitled to receive a payment of accrued but unpaid base salary due to him through the earlier of the 180th day after the onset of his disability absence or his death, as well as other unpaid amounts due to him under Company benefit plans or programs. In the event of involuntary termination (or termination without cause), Mr. Sprouls is entitled to receive his base salary and benefits, with the exception of certain specified types of plans, including any stock or cash incentive based plans, through the expiration of the term of the agreement, so long as he continues to adhere to the covenants in his employment agreement, which include not to disclose confidential or proprietary information, not to become engaged with a competitive business and not to induce UCSP’s employees, consultants or representatives to leave their employment or to work for competitors. Mr. Sprouls is not entitled to participate in any severance plan of UCSP under the terms of his agreement. However, upon his involuntary termination, Mr. Sprouls will receive the greater of (i) his base salary and benefits, with the exception of certain specified types of plans, including any stock or cash incentive based plans, through the expiration of the term of the agreement or (ii) the standard amounts payable under the UCSP severance plan.

Tracey L. Stockwell

UCDP has an employment agreement with Ms. Stockwell, pursuant to which she serves as Senior Vice President and Chief Financial Officer. The term of the agreement continues through September 18, 2012. UCDP has an irrevocable option to renew the term of this agreement for a period of two years, commencing September 19, 2012 and continuing until September 18, 2014. Under the agreement, Ms. Stockwell receives a base annual salary and is eligible to participate in UCDP’s Incentive Plan, variable deferred compensation plan and other benefit plans that are generally available to employees of UCDP. Ms. Stockwell is also eligible to participate in UCDP’s Long-Term Growth Plan. Ms. Stockwell’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. Pursuant to the terms of the employment agreement, her employment may be terminated for cause or disability.

William A. Davis

UCDP has an employment agreement with Mr. Davis, pursuant to which he serves as President and Chief Operating Officer. The term of the agreement continues through October 1, 2012. UCDP has an irrevocable option to renew the term of this agreement for a period of two years, commencing October 2, 2012 and continuing until October 1, 2014. Under the agreement, Mr. Davis receives a base annual salary and is eligible to participate in UCDP’s Incentive Plan, variable deferred compensation plan and other benefit plans that are generally available to employees of UCDP. Mr. Davis is also eligible to participate in UCDP’s Long-Term Growth Plan. Mr. Davis’ base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. Pursuant to the terms of the employment agreement, his employment may be terminated for cause or disability.

Alice A. Norsworthy

UCDP has an employment agreement with Ms. Norsworthy, pursuant to which she serves as Executive Vice President, Marketing & Sales. The term of the agreement continues through September 1, 2011. UCDP has an irrevocable option to renew the term of this agreement for a period of two years, commencing September 2, 2011 and continuing until September 1, 2013. Under the agreement, Ms. Norsworthy receives a base annual salary and is eligible to participate in UCDP’s Incentive Plan, variable deferred compensation plan and other benefit plans that are generally available to employees of UCDP. Ms. Norsworthy also received a one-time sign on bonus. Ms. Norsworthy is also eligible to participate in UCDP’s Long-Term Growth Plan. Ms. Norsworthy’s base salary may be modified upwards as determined by a performance review and the Executive Vice President, Human Resources, Legal & Business Affairs for UPR. Pursuant to the terms of the employment agreement, her employment may be terminated for cause or disability.

Nonqualified Deferred Compensation

UCDP has a nonqualified deferred compensation plan (the “Plan”) that permits eligible executives and members of management to defer a specified portion of their compensation. Under the Plan, employees may defer up to 80% of base salary and/or up to 100% of bonus compensation. The deferred compensation, together with limited partnership matching contributions, which vest immediately, accrue earnings based on elected investment alternatives. Employees are eligible to receive distributions at death or at termination of their employment or after specified waiting periods, as they elect at the time of deferral. Funds are also available at their election at retirement, at termination of their employment, at death or during specified in-service periods, or in the event of an approved unforeseeable financial emergency. During 2010, the Company made matching contributions of $3,600 for Mr. Davis.

The table below sets forth specific information with respect to the Plan contributions and earnings for our named executive officers during fiscal year 2010.

Name	Executive contributions in last fiscal year($)	Company contributions in last fiscal year($)(1)		Aggregate earnings (losses) in last fiscal year($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last fiscal year-end ($)
William A. Davis	—	3,600	(2)	20,667	(355,072)	180,036
Alice A. Norsworthy	5,250	—		(182)	—	36,284
Tracey L. Stockwell	—	—		5,114	—	45,801

(1)	In 2009, the Company made matching contributions of $18,563 in the case of Mr. Davis and $5,200 in the case of Ms. Norsworthy under the Plan. These amounts are reported as compensation in the Summary Compensation Table for that year.
(2)	Amount reported as 2010 compensation in the Summary Compensation Table for Mr. Davis.

Pension Benefits

We do not sponsor or maintain any defined benefit pension plans, supplemental defined contribution plans, or other non-qualified pension or retirement plans. For information regarding retirement plans in which our employees participate in, see the footnotes to the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

UCSP has an employment agreement with Mr. Sprouls that provides him with potential payments upon termination of his employment. For more information about these potential payments, please see “—Employment agreements” and the table set forth below.

The table below describes the payments to which each of our named executive officers would have been entitled had his or her employment terminated on December 31, 2010 (a) upon his or her voluntary resignation, (b) by us with cause, (c) by us without cause, (d) upon his or her retirement, (e) due to his or her disability or (f) upon his or her death. UCDP’s Long-Term Growth Plan provides for certain payments upon a change in control, however, no amounts are payable as no change in control occurred. See “—2010 Long-Term Growth Plan”. In addition to the specific payments and benefits described below for each named executive officer, our named executive officers also would have been entitled to receive any benefits due under the terms of our benefit plans and programs, including our deferred compensation plans described in further detail in “Nonqualified Deferred Compensation” above. All amounts are estimates only, and actual amounts will vary depending upon the facts and circumstances applicable at the time of the triggering event. Mr. Williams is an employee of UCSP and we did not reimburse UCSP for any portion of his employment compensation. Therefore, Mr. Williams is not included in the table below.

Name	Voluntary Resignation ($)	By Company for Cause ($)	By Company Without Cause ($)	Retirement ($)	Disability ($)	Death ($)
John R. Sprouls(1)
Base Salary Continuation(2)	—	—	210,240	—	107,827	8,410
Annual Incentive Plan	—	—	150,000	150,000	150,000	150,000
Long-Term Growth Plan	—	—	880,950	880,950	880,950	880,950
Other Benefits Continuation	10,783	10,783	24,010	10,783	10,783	10,783

Total	10,783	10,783	1,265,200	1,041,733	1,149,560	1,050,143

Tracey L. Stockwell
Base Salary Continuation	—	—	555,208	—	—	—
Annual Incentive Plan	—	—	204,750	204,750	204,750	204,750
Long-Term Growth Plan	—	—	422,500	422,500	422,500	422,500
Other Benefits Continuation	34,375	34,375	74,358	34,375	34,375	34,375

Total	34,375	34,375	1,256,816	661,625	661,625	661,625

Alice A. Norsworthy
Base Salary Continuation	—	—	277,347	—	—	—
Annual Incentive Plan	—	—	300,000	300,000	300,000	300,000
Long-Term Growth Plan	—	—	566,021	566,021	566,021	566,021
Other Benefits Continuation	31,202	31,202	58,851	31,202	31,202	31,202

Total	31,202	31,202	1,202,219	897,223	897,223	897,223

William A. Davis
Base Salary Continuation	—	—	841,603	—	—	—
Annual Incentive Plan	—	—	300,000	300,000	300,000	300,000
Long-Term Growth Plan	—	—	946,375	946,375	946,375	946,375
Other Benefits Continuation	38,843	38,843	70,124	38,843	38,843	38,843

Total	38,843	38,843	2,158,102	1,285,218	1,285,218	1,285,218

(1)	Mr. Sprouls is an employee of UCSP and we reimburse UCSP or its affiliates for the pro rata cost of his employment based on the time he spent working on UCDP matters. Amounts set forth in the above table represent amounts we would have reimbursed UCSP or its affiliates with respect to Mr. Sprouls’ base salary continuation, annual incentive plan and other benefits continuation.
(2)	If Mr. Sprouls’ employment was terminated without cause, a portion of the payment for base salary continuation presented in the table above would be subject to the execution of a separation agreement.

Director Compensation

The following table details the total compensation paid to our non-employee directors for fiscal year 2010.

Fees Earned or Paid in Cash ($) (1)
Name
Jill A. Greenthal	250,000

(1)	Amount represents an annual cash payment.

Compensation committee interlocks and insider participation

Executive officer compensation is determined by one representative from each of the Holdings partners. The current designated representatives are Michael Chae and Thomas L. Williams, on behalf of Blackstone and Universal CPM, respectively. Under our partnership agreement, the manager submits a proposal to the representatives of the Holdings partners for their approval of the job descriptions, compensation packages and identities of each person to be hired for each of the 15 employees who, at that time, receive the highest compensation paid by UCDP. As the Executive Vice President, Human Resources, Legal and Business Affairs for Universal Parks & Resorts, John Sprouls participates in the preparation of the proposal to the two representatives of Holdings’ partners. Mr. Sprouls is also the CEO of UCDP. Mr. Sprouls does not participate in the final determination of his own compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Universal City Studios Productions’ special fee

Under our partnership agreement, a “special fee” is payable to Universal City Studios Productions (formerly known as Vivendi Universal Entertainment or “VUE”) through Universal CPM. The special fee has historically been calculated at 5% of certain gross operating revenues, as defined in UCDP’s partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. An amendment to our partnership agreement, which was executed as of October 18, 2009, increased the applicable rate used to calculate the special fee through June 2017 from 5.0% to 5.25% of certain gross operating revenues, as defined. During the years ended December 31, 2010, 2009, and 2008, the special fee amounted to $50.4 million, $34.4 million and $38.7 million, respectively. During the years ended December 31, 2010, 2009, and 2008, the interest incurred on the special fee payable to an affiliate of Universal City Studios Productions, including the long-term portion, was $0.4 million, $2.8 million and $4.9 million, respectively.

Historically, under the terms of our 2004 senior secured credit facilities and the April 2010 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different ratios (and that is still the case under our renewed senior secured credit agreement). The most restrictive quarterly covenant for payment of the special fee was a debt to EBITDA ratio (as defined in the April 2010 notes) of 5.0 to 1.0 or less related to the current special fees and 3.75 to 1.0 or less related to the deferred special fees (as defined in the 2004 senior secured credit agreement); now the most restrictive quarterly covenant is a fixed charge coverage ratio greater than or equal to 1.1 to 1.0. These ratios were met as of each of our quarter end dates throughout the period from January 1, 2007 to December 31, 2010, thus allowing the special fee to be paid. Accordingly, during the years ended December 31, 2010, 2009 and 2008, we paid total fees of $43.7 million, $34.6 million, and $39.3 million, respectively, to Universal City Studios Productions. At December 31, 2010 and December 31, 2009, the current portion of our consolidated balance sheet included $16.0 million, and $8.9 million, respectively, related to the special fees payable to Universal City Studios Productions. On November 6, 2009, we paid $94.5 million in special fees to an affiliate of Universal City Studios Productions as part of the refinancing transactions. Therefore, as of December 31, 2010 and December 31, 2009, we had no deferred special fees payable to an affiliate of Universal City Studios Productions on our consolidated balance sheet. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our renewed senior secured credit facilities or the notes.

Distributions

During the years ended December 31, 2009 and 2008, UCDP paid distributions to Holdings of $426.8 million and $117.9 million, respectively. No distributions were made during the year ended December 31, 2010. Included in the amounts paid to Holdings during the years ended December 31, 2009 and 2008 were $33.4 million and $11.6 million, respectively, for the Partners’ expected payments of income taxes based on the UCDP’s financial results. These distributions are required per UCDP’s partnership agreement. Additionally, UCDP made other distributions to Holdings of $36.8 million and $37.6 million, during the years ended December 31, 2009 and 2008, respectively, primarily to fund Holdings’ interest payments. The remaining 2009 amount of $356.6 million represents the distribution, as discussed in note 5 of our audited, consolidated financial statements, which allowed Holdings to repurchase the May 2010 notes.

In March 2011, we made a distribution to the Partners in the amount of $31.6 million, which represented the Partners’ expected payments of income taxes based on our financial results. This distribution was required per UCDP’s partnership agreement. Additionally, in March 2011, we made a distribution to the Partners in the amount of $44.8 million as allowed by the excess cash flow provisions of the renewed senior secured credit facilities.

Other partner matters

On October 22, 2009, our partners entered into an amendment to the second amended and restated partners’ agreement (the “Partners’ Amendment”). Pursuant to a right of first refusal provision in the Partners’ Agreement, as so amended, if either Blackstone or certain affiliates of Universal City Studios Productions (the “NBCU Parties”) desires to sell its ownership interest in Universal City Florida Holding Co. I and Universal City Florida Holding Co. II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Universal City Florida Holding Co. I and Universal City Florida Holding Co. II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell (the “Initial Offer Period”). If the non-offering partner declines the opportunity to purchase, the offering party has the right to market both parties’ interests in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the Initial Offer Period and the date on which both the offering party and the other party agree in writing to abandon the third party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the Partners’ Agreement. UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties, who have until June 12, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the partners’ agreement. Accordingly, although Blackstone has triggered the right of first refusal, we cannot make any assurances that a sale of Blackstone’s or NBCU’s ownership interest in UCDP will occur or, if it does, the timing, terms or impact on UCDP of any such sale.

Reimbursement of UCDP’s manager’s costs

Our manager, Universal City Studios Productions, provides us with goods and services relating to the management and operation of our theme parks, the costs of which are reimbursed to Universal City Studios Productions under the terms of our partnership agreement. See “Item 1A. Risk Factors.—Risks related to our Partners—The joint venture among Comcast, GE, and NBCUniversal may affect how our business is managed and may affect our relationships with GE and other vendors, customers and strategic partners.” During the years ended December 31, 2010, 2009 and 2008, the total amount of costs we incurred for goods and services relating to the management and operation of our theme parks under the terms of our partnership agreement was $21.1 million, $22.2 million and $21.1 million, respectively. Goods and services provided by Universal City Studios Productions include:

•

Insurance—Historically, NBCUniversal arranged multi-layered insurance coverage for our operations. We believe these insurance programs generally provided broader coverage at lower annual premiums than we could have purchased on a standalone basis. During the years ended December 31, 2010, 2009 and 2008, the cost of insurance coverage allocated to us was $6.7 million, $7.8 million and $7.8 million, respectively. For a discussion concerning recent developments related to our insurance coverage, see “Item 1A. Risk Factors.—Risks related to our business—Risks related to our insurance.”

•

Creative Services—Universal Parks & Resort’s creative group designs new rides and attractions for all theme parks owned or operated by Universal City Studios Productions. Costs for the creative group, which include salaries, benefits and direct costs incurred on our behalf, are allocated to the theme parks based on actual time spent and therefore can vary from year to year. During the years ended December 31, 2010, 2009 and 2008, the costs of the creative group allocated to us were $2.8 million, $2.6 million and $2.6 million, respectively.

•

Merchandise—Universal City Studios Productions manages the design and procurement of merchandise for all theme parks it owns or operates to leverage purchasing power and supplier relationships and efficiencies. Universal City Studios Productions allocates the cost of the merchandise management to the theme parks based upon relative merchandise revenues. During the years ended December 31, 2010, 2009 and 2008, the costs of merchandise management allocated to us were $3.0 million, $2.8 million and $2.9 million, respectively. In addition, we purchase merchandise directly from an affiliate of Universal City Studios Productions from time to time based upon specific needs. During the years ended December 31, 2010, 2009 and 2008, these purchases amounted to $0.1 million, $0.2 million and $0.3 million, respectively.

•

Shared Executive Salaries—certain of our senior executives are employees of Universal City Studios Productions or its affiliates. Universal City Studios Productions allocates the full cost of the amount of time dedicated to our activities by each employee. During the years ended December 31, 2010, 2009 and 2008, the total amount of these costs allocated to us was $0.3 million, $0.3 million and $0.6 million, respectively. Additionally, certain of our employees support the efforts of Universal City Studios Productions or its affiliates, and we allocate the full cost of the amount of time dedicated to their activities by each employee. During the years ended December 31, 2010, 2009 and 2008, the total amount of these costs allocated to Universal City Studios Productions was $1.4 million, $1.0 million and $0.9 million, respectively.

•

Other Reimbursed Amounts—we also reimburse Universal City Studios Productions for certain other costs it incurs in providing corporate support services for managing our theme parks. These costs relate to legal services, international marketing, information systems and other items which are purchased on our behalf. In addition, Universal City Studios Productions and its affiliates enter into sponsorship agreements with various corporate partners that benefit the theme parks it owns or operates. Revenues and expenses are equitably allocated to the theme parks by Universal City Studios Productions. During the years ended December 31, 2010, 2009 and 2008, the total amount of these costs allocated to us was $8.2 million, $8.5 million and $6.9 million, respectively.

Transactions with certain CityWalk operations

Universal City Studios Productions, through a subsidiary, owns the Universal Studios Store, which leases space in CityWalk from us under a customary and market lease agreement. In each of the years ended December 31, 2010, 2009 and 2008, the total rent earned by us for this store was $0.5 million. We have been managing the Universal Studios Store since 2002, and are paid a management fee of 5% of the gross sales generated at the store. In each of the years ended December 31, 2010, 2009 and 2008, the management fee earned by us was approximately $0.2 million.

Advisory services agreement

UCDP has an Advisory Services Agreement with Universal City Studios Productions and Blackstone. Under the terms of the Advisory Services Agreement, each of Universal City Studios Productions and Blackstone has agreed to provide us with advisory and consulting services in connection with the ongoing strategic and operational oversight of our affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. Universal City Studios Productions and Blackstone will each receive an annual advisory fee of $1.25 million. In 2010 and 2008, we incurred $2.5 million for the advisory fee. Blackstone and Universal City Studios Productions waived this fee for 2009.

Directors’ fees

In 2007, the Agreement of Limited Partnership of Universal City Development Partners, Ltd. was amended to add a provision which permits UCSP and Blackstone to be reimbursed for payments made to their respective, appointed representatives to the Park Advisory Board, who function effectively as Directors of the Partnership. In 2010, this reimbursement was increased to $0.3 million for each of UCSP and Blackstone, which we paid during the year ended December 31, 2010. During the year ended December 31, 2008, we incurred $0.3 million under this provision. Blackstone and Universal City Studios Productions waived this fee for 2009.

Transactions with UCF Hotel Venture

Universal City Studios Productions indirectly owns approximately 25% of UCF Hotel Venture, which owns the three hotels and the common support facility at Universal Orlando Resort. We have a separate long-term ground lease relating to each hotel and the common support facility with UCF Hotel Venture. Under the lease, UCF Hotel Venture pays us rent based upon 1% of gross hotel revenues, plus an additional rent based upon certain cash flow thresholds. During the years ended December 31, 2010, 2009 and 2008, the total rent earned by us under the leases was $13.3 million, $1.9 million and $13.2 million, respectively.

Hotel guests may charge theme park tickets, food, beverage and merchandise sold at our theme parks and food, beverage, merchandise and entertainment services sold at CityWalk venues owned or operated by us to their hotel room account by presenting their room key. We then collect this revenue by billing UCF Hotel Venture. During the years ended December 31, 2010, 2009 and 2008, total hotel room key charges from UCF Hotel Venture were $7.9 million, $5.2 million and $7.2 million, respectively.

Resort covenants and reciprocal easement agreement

Under a Resort Covenants and Reciprocal Easement Agreement, we are required to provide bus and boat transportation for hotel guests between our theme parks and the UCF Hotel Venture hotels. We are also responsible for maintaining the related waterways and pedestrian walkways. UCF Hotel Venture reimburses us for 50% of these costs. During the years ended December 31, 2010, 2009 and 2008, UCF Hotel Venture’s portion of the total maintenance and operating costs related to transportation was $1.1 million, $0.9 million and $1.2 million, respectively.

We are also required to maintain all Universal Orlando Resort common areas, such as roadways, landscaping and utility lines. UCF Hotel Venture reimburses us for a portion of these costs. During the years ended December 31, 2010, 2009 and 2008, the total common area maintenance cost reimbursements from UCF Hotel Venture were $0.4 million, $0.3 million and $0.4 million, respectively.

We are responsible for hotel marketing. UCF Hotel Venture reimburses us up to 3.5% of each hotel’s revenue to cover marketing costs. During the years ended December 31, 2010, 2009 and 2008, the total hotel marketing costs from UCF Hotel Venture were $7.1 million, $7.0 million and $8.3 million, respectively. In June 2009, we entered into an agreement with UCF Hotel Venture stating that the hotel marketing cost reimbursement for the year ended December 31, 2009 would be approximately $7.0 million. A portion of these amounts is used by us to pay for conference management services at the UCF Hotel Venture hotels. The total payments made by us for conference management services during the years ended December 31, 2010, 2009 and 2008, were $1.6 million, $1.5 million and $2.0 million, respectively.

Our tour operator, Universal Parks & Resorts Vacations, sells wholesale travel packages and receives a travel agent commission for each reservation at one of the hotels and is reimbursed for credit card fees incurred. During the years ended December 31, 2010, 2009 and 2008, the total travel agent commissions earned through UCF Hotel Venture were approximately $0.2 million, $0.1 million and $0.2 million, respectively, and the amounts for credit card fees were $0.3 million, $0.2 million and $0.2 million, respectively. In addition, Universal Parks & Resorts Vacations books hotel rooms on behalf of UCF Hotel Venture and receives a booking fee for each reservation. During the years ended December 31, 2010, 2009 and 2008, the total booking fees paid by UCF Hotel Venture to us were $0.3 million, $0.2 million and $0.1 million, respectively.

The Resort Covenants and Reciprocal Easement Agreement requires us to offer to all guests of the UCF Hotel Venture hotels unlimited express ride access at our theme park attractions offering this feature. We are permitted to sell tickets that allow guests express ride access at certain of our theme park attractions to the general public at a price that is at least 20% of the then-applicable single park or combination park (as applicable) admission price per person, provided that we cannot offer unlimited front-of-line access benefits to hotels within 25 miles of the Universal Orlando resort other than the UCF Hotel Venture hotels (although we may sell tickets that allow guests express ride access at certain of our theme park attractions at such other hotels through our guest service desks that may be located at such other hotels).

In the event that Universal City Studios Productions sells its interest in UCF Hotel Venture, we will lose our right to provide the marketing for the UCF Hotel Venture hotels, and we will no longer be entitled to receive from UCF Hotel Venture the Resort Marketing Fee in the amount of 0.5% of the gross revenues of the UCF Hotel Venture. During the years ended December 31, 2010, 2009 and 2008, the Resort Marketing Fee totaled $1.0 million, $0.9 million and $1.1 million, respectively.

Transactions with related theme parks

Universal City Studios Productions owns Wet ‘n Wild® water park and Blackstone owns Sea World Parks & Entertainment (“SPE”), which includes SeaWorld® Orlando, Aquatica and Busch Gardens® Tampa Bay. These parks are located throughout the Central Florida area. We participate with these other related theme parks, in an Orlando FlexTicketTM program which we manage and which permits a customer to visit our theme parks, Wet ‘n Wild®, SeaWorld® Orlando, Aquatica and Busch Gardens® Tampa Bay. Revenue sharing is negotiated and agreed upon by all theme park participants at the beginning of each year, based on attendance share at each attraction participating in the Orlando FlexTicket™ program. During the years ended December 31, 2010, 2009 and 2008, our share of proceeds from the Orlando FlexTicket™ program was $23.7 million, $28.0 million and $41.3 million, respectively. During the years ended December 31, 2010, 2009 and 2008, Wet ‘n Wild®’s share was $5.8 million, $7.3 million and $10.4 million, respectively. During the years ended December 31, 2010 and 2009, SPE’s share of this ticketing program was approximately $20.7 million and $25.6 million, respectively. SPE’s allocation for 2008 is not reportable as Blackstone acquired SPE in 2009.

We purchase food and alcohol supplies for Wet ‘n Wild® to enable Wet ’n Wild® to benefit from our purchasing relationships. Although Wet ‘n Wild® does not pay us a fee or commission for this service, we benefit from lower food and alcohol prices as a result of our increased buying power.

For our rides and attractions that are also developed for other Universal theme parks by the creative group of Universal City Studios Productions, we share research and development costs. These costs are allocated pro rata among the various Universal theme parks that are building the ride or attraction.

From time to time we may enter into arrangements with other theme parks owned or operated by Universal City Studios Productions to share the expertise of certain employees with other parties. We may enter into similar arrangements with other theme parks that Universal City Studios Productions or its affiliates may develop in the future. Services rendered to affiliates are either reimbursed or paid directly by the affiliate.

Universal City Studios Productions has entered into licensing arrangements for Universal theme parks in Singapore and Dubai, which will use our technology and schematics for various components on some of their rides. During the years ended December 31, 2009 and 2008, we received approximately $2.1 million per year from these parks as capital reimbursements. During the year ended December 31, 2009, we also received $0.2 million in capital reimbursements from other related parties. No capital reimbursements were received during the year ended December 31, 2010.

Transactions with NBCUniversal and GE

On January 28, 2011, Comcast closed its transaction with GE in which Comcast acquired control of the business of NBC Universal, Inc. (now named NBCUniversal Media, LLC or “NBCUniversal”). This transaction could impact the continuation of certain of the transactions outlined within this section. See “Item 1A. Risk Factors—Risks related to our Partners—The joint venture among Comcast, GE and NBCUniversal may affect how our business is managed and may affect our relationship with GE and other vendors, customers and strategic partners.”

We realize synergies with other NBCUniversal businesses which include cross-promotion with a variety of NBCUniversal television and cable services, in particular, advertising time on the NBC television network and other promotions. In response, NBC television and cable services receive visual identification in our parks. Additionally, during the year ended December 31, 2010, we paid for approximately $19.8 million in advertising time on various NBCU-owned broadcast and cable television stations.

From time to time, we utilize NBCUniversal affiliates in order to employ certain sales office and attraction design personnel that operate in foreign locations (primarily the United Kingdom and Brazil). We reimburse these NBCUniversal affiliates for the costs associated with these employees. During the years ended December 31, 2010, 2009 and 2008, we incurred approximately $4.3 million, $4.3 million and $12.1 million, respectively.

We lease certain computer and attraction equipment (and historically trailers) through a subsidiary of GE. These leases include both operating and capital leases. These leases have varying terms but in no case do they extend beyond 2015. During the years ended December 31, 2010, 2009 and 2008, the cost of the operating leases was approximately $0.9 million, $2.0 million and $1.2 million, respectively. The minimum future lease payments under the operating leases totaled approximately $1.7 million as of December 31, 2010, while the net present value of the remaining payments to GE related to the capital leases totaled $2.1 million as of December 31, 2010.

Starting in 2008, we began to participate in the V Payment program with GE, which allowed us to directly pay certain vendors through a credit card issued by GE. We then reimbursed GE monthly for all such charges. The total amount of these payments during the years ending December 31, 2009 and 2008 was $4.3 million and $21.5 million, respectively. As of March 2009, GE no longer participates in this program. We also have a sponsorship agreement with GE Money Bank, a subsidiary of GE. During the years ended December 31, 2010, 2009 and 2008, we recognized $2.1 million, $2.2 million and $2.0 million, respectively, of revenue relating to the GE Money Bank sponsorship agreement. The GE Money Bank sponsorship was terminated in 2011 as discussed within “Item 1. Business.—Corporate Sponsorships—GE Money Bank.”

Partners’ capital contribution

In February 2008, the Partners entered into a contribution agreement (“the 2008 Contribution Agreement”) with us, allowing us to request, through Holdings, cash contributions not to exceed a total of $50.0 million to fund ongoing capital expenditure needs. The capital expenditures funded from such capital contributions will not count against the limitations on capital expenditures under our renewed senior secured credit agreement. During the year ending December 31, 2008, the Partners made cash contributions of $28.7 million to us through Holdings.

Blackstone loans

On November 6, 2009, the equity holders of Holding I and Holding II that are controlled by Blackstone entered into a credit agreement with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto with respect to the Margin Loan in the amount of $305.0 million. The proceeds of the Margin Loan were used to refinance term loans made to such equity holders by JPMorgan Chase Bank, N.A. and Bank of America, N.A. concurrently with the consummation of the 2004 senior secured credit agreement, to pre-fund interest and amortization reserves with respect to the term loans thereunder and to pay related fees and expenses. The obligations of the borrowers under the Margin Loan are secured by Blackstone’s equity interests in Holding I and Holding II and are guaranteed by NBCUniversal on a deficiency basis, subject to the terms of the guarantee. The Margin Loan has a five-year maturity. Certain future distributions received by the borrowers from us are to be applied to the payment of interest and repayment of the Margin Loan. The only assets of the borrowers are their equity interests in us.

Consultant agreement

Pursuant to the terms of the Consultant Agreement, we pay to the Consultant a fee for consulting services and exclusivity equal to a percentage of certain of our revenues from the attractions and certain other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of certain revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore.

During the years ended December 31, 2010, 2009 and 2008, the fees incurred by us under this agreement for our parks were approximately $24.4 million, $17.5 million and $19.6 million, respectively. Fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of Universal City Studios Productions and are not paid by us. The unpaid fees relating to Universal Studios Japan were approximately $4.9 million and $4.2 million, respectively, as of December 31, 2010 and December 31, 2009. The unpaid fees relating to Universal Studios Singapore were approximately $1.0 million as of December 31, 2010. Subsequently, the amounts related to both of these parks were completely paid. The Consultant may also be entitled to participate in certain sales of equity by our partners and to participate in certain real estate development activities of our partners or their affiliates.

On October 18, 2009 we executed an amendment to the Consultant Agreement. The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot assure you as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant has a second-priority lien over UCDP’s real and tangible personal property to secure UCDP’s periodic and one-time payment obligations, including a mortgage on our real property up to $400.0 million, and the notes are effectively subordinated to his interests to the extent of the value of those assets. The lien securing the Consultant’s interest is junior to the lien securing our renewed senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as defined in the renewed senior secured credit facilities). Upon the sale of any portion of Blackstone’s and/or the NBCU Parties’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to prospective purchasers. Our obligations under the agreement are guaranteed by NBCUniversal Media LLC and USC, as successor to MCA Inc., and Universal Studios Company LLC’s obligations under that guarantee have in turn been assumed by Universal City Studios Productions. Universal City Studios Productions has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. While UCDP remains ultimately liable for those obligations, historically the comparable parks have paid them directly to the Consultant; however, if they were not to pay, UCDP would be required to make the payments and seek indemnification from Universal City Studios Productions. Under the terms of the notes and the renewed senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. See “Item 1A. Risk factors—Risks related to our indebtedness—Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment.”

Description of the UCDP partnership agreement

We have two partners, Holding I, our sole limited partner, and Holding II, our sole general partner. Holding I has five partners, Blackstone UTP Capital LLC, a Delaware limited liability company, Blackstone UTP Capital A LLC, a Delaware limited liability company, Blackstone UTP Offshore Capital LLC, a Delaware limited liability company, and Blackstone Family Media III LLC, a Delaware limited liability company, or collectively “Blackstone,” and Universal City Property Management II LLC, a Delaware limited liability company, or “Universal CPM.” The partnership interests in Holding I are currently owned 50% by Blackstone and 50% by Universal CPM. Holding II has five partners, which are the same five partners that are partners of Holding I. The partnership interests in Holding II are currently owned 50% by Blackstone and 50% by Universal CPM.

The following is a summary of the principal terms of our partnership agreement. An amendment to our partnership agreement was executed as of October 18, 2009. The management and governance provisions of our partnership agreement are described under the section entitled “Item 10. Directors, Executive Officers and Corporate Governance.” This summary does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all provisions of our partnership agreement, a copy of which is available from us upon request. For a graphic description of our ownership structure, please see “Item 1. Business.—Ownership and organizational structure.”

Purpose

Our purpose under the partnership agreement is to own, develop and operate our Florida theme parks, Universal Studios Florida and Universal’s Islands of Adventure, and our dining, retail and entertainment complex, CityWalk.

Universal licenses

We have a license to use, at no cost, the “Universal” name in connection with the operation of our theme parks and the non-exclusive right to use all proprietary and creative elements controlled by Universal CPM and its affiliates, including third party licensed rights. The terms of these license arrangements have been confirmed in the Universal License Agreement. For a more detailed description of the Universal License Agreement see “Item 1. Business—Intellectual property.”

Upon the date of a transfer or assignment by us of the WB Agreement, more fully described in “Item 1. Business—Intellectual property”) or a Change of Control (as defined in the WB Agreement and more fully described in “Item 1. Business—Intellectual property”), which results in Universal’s Islands of Adventure no longer being managed by NBCU or an affiliate thereof, NBCU shall enter into the NBCU License Agreement. The NBCU License Agreement shall contain the same financial terms as set forth in our partnership agreement and the Universal License Agreement.

Reimbursement of costs incurred by our partners and the manager

Our partners and the manager are entitled to be reimbursed for all costs incurred in connection with partnership activities and activities as manager.

Universal City Studios Productions’ special fee

Under our partnership agreement, a “special fee” is payable to Universal City Studios Productions through Universal CPM. The special fee has historically been calculated at 5.0% of certain gross operating revenues, as defined in our partnership agreement, generated from each of Universal Studios Florida and Universal’s Islands of Adventure. An amendment to our partnership agreement, which was executed as of October 18, 2009, increased the applicable rate used to calculate the special fee through June 2017 from 5.0% to 5.25% of certain gross operating revenues, as defined. Interest is charged monthly at prime on the outstanding amount of deferred fees. Subsequent to our refinancings and renewals in November 2009, the most restrictive quarterly covenant for payment of current special fees is a fixed charge coverage ratio greater than or equal to 1.1 to 1.0. Pursuant to certain subordination agreements, the special fees may not be paid if there is an event of default (or to the knowledge of our officers a default) under our renewed senior secured credit agreement or the notes. The renewed senior secured credit agreement restricts the payment of special fees under certain circumstances. The special fee is payable to an affiliate of Universal City Studios Productions for so long as Universal Studios Florida and Universal’s Islands of Adventure continue to operate and regardless of whether Universal City Studios Productions or its affiliates continue to have an ownership interest in those theme parks or act as UCDP’s manager.

Limitation on transfer of partnership interests

Our partners may not transfer or sell their interests in UCDP without the consent of the other partners or as otherwise provided under the partners’ agreement.

Certain actions that require approval of the Park Advisory Board

Although our manager, Universal City Studios Productions, is ultimately responsible for our day-to-day management, certain actions require the approval of the Park Advisory Board. These actions include: (1) changing the area comprising Universal Studios Florida, Universal’s Islands of Adventure, CityWalk, or the hotels and resort facilities; (2) incurring indebtedness; (3) repaying indebtedness or other liabilities other than in the ordinary course; (4) any amendment to our renewed senior secured credit agreement; (5) making any election or decision under our renewed senior secured credit agreement; (6) making and determining the amount of distributions to our partners other than (a) the special fee payable to an affiliate of Universal City Studios Productions, (b) repayment of any loan or other obligation to one of our partners and (c) those described below under the heading “Distributions”; (7) establishing annual operating plans and budgets and annual capital expenditure plans and budgets; (8) certain contracts having a cost in excess of $1,000,000 (subject to CPI escalation); (9) the addition, substantial modification or deletion of a major ride or attraction having a cost in excess of $1,500,000 (subject to CPI escalation); (10) expenditures in excess of approved budgets, except for (a) items resulting from increases in business volume, (b) emergency situations estimated to cost less than $50,000 and (c) the transfer of budgetary funds among categories within approved budgets; (11) entry into or changes to existing corporate sponsorship arrangements having a financial impact in excess of $50,000; and (12) changing the name of Universal Orlando to eliminate the use of “Universal” or “Universal Studios.”

Certain actions that require the approval of both partners

The Park Advisory Board may not take certain actions unless it first receives the approval of Holding I and Holding II. These actions include the sale, pledge or encumbrance of significant assets, the issuance of securities of, or interests in, UCDP or admission of any additional partner to UCDP, changes in the primary business of UCDP, any act that would make it impossible to carry on the ordinary business of UCDP, any assignment of UCDP property in trust for creditors or the dissolution of the partnership.

Arbitration of disputes

Any dispute arising out of or in connection with the partnership agreement, other than matters requiring partner approval or approval of the Park Advisory Board, will be submitted to arbitration in Orlando, Florida, and the decision of any arbitration shall be final and binding.

Indemnification

The partnership will indemnify and hold harmless Universal City Studios Productions and its affiliates from all claims, liabilities and costs incurred or arising on account of their good faith performance of the functions as our manager.

Distributions

Subject to the restrictions contained in our renewed senior secured credit agreement, the indentures governing the notes and applicable law, the partners will cause us to make partnership distributions as follows: (i) to fund the cash needs of Holding I or Holding II, (ii) at the option of NBCUniversal, to enable Holding I or Holding II to purchase accrued receivables relating to special fees, (iii) to make distributions to the partners and (iv) for other uses as determined by Holding I and Holding II. This understanding may be modified at any time at the discretion of the partners. In addition, as soon as possible after the end of each fiscal year, a cash distribution shall be made to each partner in an amount equal to the combined federal, state and local and foreign income tax on the amount of such partner’s taxable income of the partnership allocated to it for the tax period using the highest applicable combined tax rates. Cash distributions to pay taxes are not restricted by the renewed senior secured credit agreement or the indentures governing the notes.

Dissolution of the partnership

The partnership will be dissolved and its affairs wound up upon written agreement of Holding I and Holding II, the acquisition of the partnership interests of the partners of our general partner by a lender in connection with our renewed senior secured credit facilities by foreclosure or power of sale, notice by any partner of our general partner ceasing to have an interest in our theme parks, the occurrence of any event that results in there being no general partner unless the partnership is continued and an additional general partner is appointed or upon the occurrence of any event that results in there being no limited partner unless the partnership is continued and an additional limited partner is appointed.

Upon our dissolution, unless we are reconstituted and continued as a new partnership, the person authorized to wind up our affairs (the liquidator) will, acting with all the powers of our general partner that the liquidator deems necessary or desirable in its good faith judgment, liquidate our assets. The proceeds of the liquidation will be applied as follows: (1) first, towards the payment of all of our creditors and the creation of a reserve for contingent liabilities and (2) then, to our partners in proportion to the balance in their respective capital accounts.

Non-competition agreement

During the term of the partnership agreement neither of our partners nor any of their affiliates may engage in any theme park similar to our theme parks in the State of Florida without the consent of the other partners. In addition, neither Blackstone nor any of its affiliates may engage in any theme park similar to our theme parks anywhere in the world without Universal CPM’s consent. This restriction does not apply to the operation of any studio similar to our working studios at Universal Studios Florida.

If Universal CPM, Universal City Studios Productions or USC or any of their affiliates propose to develop or acquire a theme park having key elements similar to our theme parks, then Blackstone may elect to participate in such development or acquisition on a 50/50 basis with Universal CPM, Universal City Studios Productions or USC.

Right of first refusal

Our partners have entered into an amendment to the second amended and restated partners’ agreement. Pursuant to a right of first refusal provision in the partners’ agreement, as so amended, if either Blackstone or certain affiliates of Universal City Studios Productions (the “NBCU Parties”) desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering partner will then have 90 days after receipt of an offer to accept the offer to sell (the “Initial Offer Period”). If the offer is not accepted, the offering party has the right to market both parties’ interests in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the initial offer period and the date on which both the offering party and the other party agree in writing to abandon the third party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the partners’ agreement (such sale right, the “Unrestricted Resale”). If Blackstone exercises its rights under this provision by accepting a binding offer or instituting the Drag-Along Option, it may result in 100% control and ownership of Holdings being acquired by Blackstone or a third party, which could pose a number of risks to our business. UCDP licenses the right to use the “Universal” name and a substantial number of intellectual properties as street entertainment characters and as themed elements in rides and attractions from the Universal License Parties (see “Item 1. Business—Intellectual property”). Our right to use the “Universal” name in connection with Universal Orlando continues indefinitely at no cost to us until the latest of (i) 30 months after the occurrence of certain change of control events (as described in UCDP’s partnership agreement), (ii) 30 months after any termination of the WB Agreement prior to its scheduled expiration, or (iii) the expiration of the WB Agreement in accordance with its terms. Under UCDP’s partnership agreement, as confirmed by the Universal License Agreement, a change of control occurs when (a) Universal CPM is no longer a wholly owned subsidiary of USC, Universal City Studios Productions, or any of their respective affiliates, or (b) the Universal License Parties do not own any interest in us. A change of control under UCDP’s license agreements, such as Blackstone or a third party unaffiliated with the Universal License Parties acquiring all of the partnership interests in us, would not necessarily constitute a change of control under the indentures governing the notes. If we are unable to use the “Universal” name, and if we are unable to partner with another similar, recognizable brand after our right to use the “Universal” name expires, the name recognition of our theme parks could be impaired.

If Universal CPM or any of its affiliates are providing services with respect to our theme parks at the time of a sale of its interest in Holding I and Holding II pursuant to the partners’ agreement, then Universal CPM has agreed to enter into a customary transitional services agreement with Blackstone or a third party, as applicable, to provide those services for a period of 12 months following the sale, with those services to be provided on the same terms and conditions (including reimbursement) as in effect prior to the sale. If the cost of any service was not being allocated or reimbursed prior to the sale, then Universal CPM will provide that service at cost. Also, if Universal CPM or any of its affiliates is a party to a corporate sponsorship deal pursuant to which we will have obligations or liabilities following the closing of the sale, Universal CPM or its relevant affiliate will agree to provide the benefits of that corporate sponsorship deal to us on the same terms and conditions as in effect prior to the closing, subject to receipt of any necessary consent of the corporate sponsor.

UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties, who have until June 12, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the partners’ agreement. Accordingly, although Blackstone has triggered the right of first refusal, we cannot make any assurances that a sale of Blackstone’s or NBCU’s ownership interest in UCDP will occur or, if it does, the timing, terms or impact on UCDP of any such sale.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for audit services rendered by Ernst & Young LLP totaled approximately $468,000 and $458,000 for the fiscal years ended December 31, 2010 and 2009, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

Fees for audit-related services rendered by Ernst & Young totaled approximately $111,000 and $465,000 for the fiscal years ended December 31, 2010 and 2009, respectively. These fees were related to the Company’s refinancing efforts during 2009 and 2010 as well as work performed related to the Sarbanes-Oxley Act of 2002.

Tax Fees

None.

All Other Fees

For the years ended December 31, 2010 and 2009, the aggregate fees billed to us for other products or services provided by Ernst & Young LLP, other than the services reported above, were $1,960 and $1,755, respectively. The services provided consisted of a subscription to an accounting research website.

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

All of the services provided by Ernst & Young LLP described above were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the consolidated financial statements or the notes thereto.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

3.2	First Amendment dated May 25, 2007 to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

3.3	Second Amendment dated November 7, 2007 to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.3 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

3.4	Third Amendment dated October 18, 2009 to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. dated as of June 5, 2002, between Universal City Florida Holding Co. II, as sole general partner, and Universal City Florida Holding Co. I, as sole limited partner incorporated herein by reference to Exhibit 3.4 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

3.5	Articles of Incorporation of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.5 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

3.6	Bylaws of UCDP Finance, Inc. incorporated herein by reference to Exhibit 3.6 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

4.1	Indenture relating to the 8 7/8% Senior Notes due 2015 dated as of November 6, 2009, among Universal City Development Partners, Ltd., UCDP Finance, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated herein by reference to Exhibit 4.1 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

4.2	Indenture relating to the 10 7/8% Senior Subordinated Notes due 2016 dated as of November 6, 2009, among Universal City Development Partners, Ltd., UCDP Finance, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated herein by reference to Exhibit 4.2 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

4.3	Subordination Agreement relating to the 8 7/8% Senior Notes due 2015 dated as of November 6, 2009, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Development Partners, Ltd. and the Bank of New York Mellon Trust Company, N.A. incorporated herein by reference to Exhibit 4.5 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

4.4	Subordination Agreement relating to the 10 7/8% Senior Subordinated Notes due 2016 dated as of November 6, 2009, among Vivendi Universal Entertainment LLLP, Universal Studios, Inc., Universal City Property Management II LLC, Universal City Development Partners, Ltd. and the Bank of New York Mellon Trust Company, N.A. incorporated herein by reference to Exhibit 4.6 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.1	Advisory Services Agreement effective as of January 20, 2002, among Universal City Development Partners, Ltd., Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. incorporated herein by reference to Exhibit 10.1 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.2	License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios, Inc., Universal City Property Management Company II and Universal City Development Partners, LP incorporated herein by reference to Exhibit 10.2 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.3	First Amendment dated May 25, 2007 to the License Agreement dated as of March 28, 2002, among Universal Studios, Inc., Universal City Studios LLLP, Universal City Property Management Company II LLC and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.3 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.4	Joinder Agreement dated January 15, 2010 among Universal Studios, Inc., Universal City Studios LLLP, Universal City Property Management II LLC, Universal City Development Partners, Ltd. and USI Asset Transfer LLC incorporated herein by reference to Exhibit 10.4 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.5	License Agreement dated as of May 25, 2007, among Warner Bros. Consumer Products Inc. and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.5 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.6	UCF Hotel Venture Ground Lease dated as of June 12, 1998, between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.6 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.7	First Amendment dated June 12, 1998 to UCF Hotel Venture Ground Lease dated as of June 12, 1998, between Universal City Development Partners, Universal City Florida Partners and UCF Hotel Venture incorporated herein by reference to Exhibit 10.7 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.8	Second Amendment dated February 20, 2001 to UCF Hotel Venture Ground Lease dated as of June 12, 1998, between Universal City Development Partners, LP and UCF Hotel Venture incorporated herein by reference to Exhibit 10.8 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.9	Amendment dated May 29, 2003 to UCF Hotel Venture Ground Lease dated as of June 12, 1998, between Universal City Development Partners, Ltd. and UCF Hotel Venture incorporated herein by reference to Exhibit 10.9 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.10	Third Amendment dated May 31, 2005 to UCF Hotel Venture Ground Lease dated as of June 12, 1998, between Universal City Development Partners, Ltd. and UCF Hotel Venture incorporated herein by reference to Exhibit 10.10 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.11	Universal Orlando Long-Term Growth Plan incorporated herein by reference to Exhibit 10.11 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.12	Universal City Development Partners, LP Variable Deferred Compensation Plan for Executives incorporated herein by reference to Exhibit 10.12 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.13	Amendment to Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives incorporated herein by reference to Exhibit 10.13 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.14	Amended and Restated Post-2004 Universal City Development Partners, Ltd. Variable Deferred Compensation Plan for Executives incorporated herein by reference to Exhibit 10.14 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.15	Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.15 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.16	Amendment Number One to Universal Orlando 401(k) Retirement Plan incorporated herein by reference to Exhibit 10.16 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.17	The SchwabPlan® Directed Employee Benefit Trust Agreement incorporated herein by reference to Exhibit 10.17 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.18	Employment Agreement dated April 17, 2006, between Vivendi Universal Entertainment LLLP and John R. Sprouls incorporated herein by reference to Exhibit 10.18 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.19	Amendment to Employment Agreement of John R. Sprouls dated January 29, 2009 incorporated herein by reference to Exhibit 10.19 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.20	Amendment to Employment Agreement of John R. Sprouls dated November 11, 2009 incorporated herein by reference to Exhibit 10.2 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.21	Second Amended and Restated Partners’ Agreement dated as of December 9, 2004, by and among Blackstone UTP Capital Partners L.P., Blackstone UTP Capital Partners A L.P., Blackstone UTP Offshore Capital Partners L.P., Blackstone Family Media Partnership III L.P., Blackstone UTP Capital LLC, Blackstone UTP Capital A LLC, Blackstone UTP Offshore Capital LLC, Blackstone Family Media III LLC, Universal City Property Management II LLC, and Universal Studios, Inc. (as amended).

10.22	Employment Agreement dated October 1, 2006, between Universal City Development Partners, Ltd. and William A. Davis incorporated herein by reference to Exhibit 10.22 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.23	Employment Agreement Option Letter of William A. Davis dated May 22, 2008 incorporated herein by reference to Exhibit 10.23 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.24	Employment Agreement dated September 19, 2010, between Universal City Development Partners, Ltd. and Tracey L. Stockwell incorporated herein by reference to Exhibit 10.1 to the Registrants’ Report on Form 8-K filed on September 24, 2010 (File No. 333-108661-01).

10.25	Employment Agreement dated May 6, 2010, between Universal City Development Partners, Ltd. and William A. Davis incorporated herein by reference to Exhibit 10.27 to the Registrants’ Registration Statement on Form S-4/A filed on August 6, 2010 (File No. 333-164431).

10.26	Employment Agreement dated July 28, 2008, between Universal City Development Partners, Ltd. and Alice A. Norsworthy incorporated herein by reference to Exhibit 10.28 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.27	GE 1990 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.31 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.28	GE 2007 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.32 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.29	GE Stock Option Grant Agreement dated July 15, 2004 incorporated herein by reference to Exhibit 10.33 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.30	GE Restricted Stock Unit Grant Agreement dated July 15, 2004 incorporated herein by reference to Exhibit 10.34 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.31	GE Stock Option Grant Agreement dated April 21, 2006 incorporated herein by reference to Exhibit 10.35 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.32	GE Restricted Stock Unit Grant Agreement dated April 21, 2006 incorporated herein by reference to Exhibit 10.36 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.33	2007 GE Stock Option Grant Agreement incorporated herein by reference to Exhibit 10.37 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.34	2007 GE Restricted Stock Unit Grant Agreement incorporated herein by reference to Exhibit 10.38 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.35	2008 GE Stock Option Grant Agreement incorporated herein by reference to Exhibit 10.39 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.36	2008 GE Restricted Stock Unit Grant Agreement incorporated herein by reference to Exhibit 10.40 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.37	2009 GE Stock Option Grant Agreement incorporated herein by reference to Exhibit 10.41 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.38	2009 GE Supplemental Stock Option Grant Agreement incorporated herein by reference to Exhibit 10.42 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.39	Universal Orlando Annual Incentive Plan incorporated herein by reference to Exhibit 10.43 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.40	Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.44 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.41	Amendment No. 1 dated July 1, 1998 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.45 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.42	Amendment No. 2 dated April 18, 2000 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, LP and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.46 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.43	Amendment No. 3 dated January 9, 2004 to Agreement of Limited Partnership of JB/Universal City Restaurant Partners, L.P. dated as of September 11, 1997, between Universal City Development Partners, Ltd. and Margaritaville Holdings LLC incorporated herein by reference to Exhibit 10.47 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.44	Refunding Cooperation Agreement dated as of August 12, 2002, between the City of Orlando Florida, City of Orlando, Florida Community Redevelopment Agency and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.48 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.45	Consultant Agreement dated January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.49 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.46	Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners incorporated herein by reference to Exhibit 10.55 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.47	Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.51 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.48	Amendment dated October 18, 2009 to the Consultant Agreement dated as of January 20, 1987, among Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.52 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.49	Indemnity Agreement dated as of March 6, 2003, by Vivendi Universal Entertainment LLLP in favor of Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.53 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.50	Formal Agreement dated as of April 21, 1994, between Dr. Seuss Enterprises, L.P. and MCA Inc. incorporated herein by reference to Exhibit 10.54 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.51	First Amendment dated October 1, 1997 to Formal Agreement dated as of April 21, 1994, between Dr. Seuss Enterprises, L.P. and MCA Inc. incorporated herein by reference to Exhibit 10.55 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.52	Second Amendment dated August 4, 2009 to Formal Agreement dated as of April 21, 1994, between Dr. Seuss Enterprises, L.P. and USI Asset Transfer LLC incorporated herein by reference to Exhibit 10.56 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.53	Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Entertainment Group incorporated herein by reference to Exhibit 10.57 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

*10.54	First Amendment dated September 29, 1995 to Marvel Agreement dated March 22, 1994, between MCA Inc. and Marvel Characters, Inc. incorporated herein by reference to Exhibit 10.58 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.55	Amended and Restated Credit Agreement dated as of November 6, 2009, among Universal City Development Partners, Ltd., a Florida limited partnership, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (and as collateral agent) and Bank of America, N.A., as syndication agent incorporated herein by reference to Exhibit 10.59 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.56	Intercreditor Agreement dated as of November 6, 2009, among JPMorgan Chase Bank, N.A., Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. incorporated herein by reference to Exhibit 10.60 to the Registrants’ Registration Statement on Form S-4 filed on January 20, 2010 (File No. 333-164431).

10.57	Amendment No. 1 dated as of April 30, 2010 to the Amended and Restated Credit Agreement dated as of November 6, 2009, among Universal City Development Partners, Ltd., a Florida limited partnership, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (and as collateral agent) and Bank of America, N.A., as syndication agent incorporated herein by reference to Exhibit 10.65 to the Registrants’ Registration Statement on Form S-4/A filed on August 6, 2010 (File No. 333-164431).

10.58	NBC Universal Annual Incentive Plan dated April 23, 2010.

12.1	Computation of Ratios of Earnings to Fixed Charges

14.1	Universal City Development Partners, Ltd and UCDP Finance, Inc. Code of Conduct

14.2	General Electric Company Code of Conduct

21.1	List of Subsidiaries of Universal City Development Partners, Ltd. and UCDP Finance, Inc.

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350

*	Filed with confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

By:	/s/ TRACEY L. STOCKWELL
Name:	Tracey L. Stockwell
Title:	Principal Financial Officer
Date:	March 14, 2011

UCDP FINANCE, INC.

By:	/s/ TRACEY L. STOCKWELL
Name:	Tracey L. Stockwell
Title:	Principal Financial Officer
Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R. SPROULS John R. Sprouls	Principal executive officer of Universal City Development Partners, Ltd. and UCDP Finance, Inc.	March 14, 2011

/s/ TRACEY L. STOCKWELL Tracey L. Stockwell	Principal financial officer and principal accounting officer of Universal City Development Partners, Ltd. and UCDP Finance, Inc.	March 14, 2011

/s/ THOMAS L. WILLIAMS Thomas L. Williams	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 14, 2011

/s/ CHRISTY R. SHIBATA Christy R. Shibata	Park Advisory Board Representative	March 14, 2011

/s/ SALIL K. MEHTA Salil K. Mehta	Park Advisory Board Representative	March 14, 2011

/s/ MICHAEL S. CHAE Michael S. Chae	Park Advisory Board Representative and Director of UCDP Finance, Inc.	March 14, 2011

/s/ JILL GREENTHAL Jill Greenthal	Park Advisory Board Representative	March 14, 2011

/s/ SEAN T. KLIMCZAK Sean T. Klimczak	Park Advisory Board Representative	March 14, 2011