Form 10-Q
period 2011-03-31
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2011-05-13
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of May 13, 2011, there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$185,619	$259,033
Accounts receivable, net	25,008	30,745
Receivables from related parties	535	656
Inventories	59,947	55,009
Prepaid expenses and other assets	11,112	7,531

Total current assets	282,221	352,974

Property and equipment, at cost:
Land and land improvements	506,772	505,914
Buildings and building improvements	1,523,192	1,522,333
Equipment, fixtures and furniture	1,313,893	1,313,922
Construction in process	11,796	12,071

Total property and equipment, at cost:	3,355,653	3,354,240
Less accumulated depreciation	(1,666,819)	(1,640,786)

Property and equipment, net	1,688,834	1,713,454

Other assets:
Investments in unconsolidated entities	8,642	9,213
Intangible assets, net	48,787	50,330
Deferred finance costs, net	20,158	21,081
Other assets	9,825	8,563

Total other assets	87,412	89,187

Total assets	$2,058,467	$2,155,615

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

	March 31, 2011	December 31, 2010
(In thousands)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,956	$124,662
Unearned revenue	97,741	74,614
Payables to related parties	19,443	18,993
Current portion of capital lease and financing obligations	5,506	5,801
Current portion of long-term borrowings	—	90,000

Total current liabilities	245,646	314,070

Long-term liabilities:
Long-term borrowings	1,406,255	1,405,168
Capital lease and financing obligations, net of current portion	27,500	27,110
Other	8,765	7,996

Total long-term liabilities	1,442,520	1,440,274

Equity:
Partners’ equity:
UCSP	182,421	198,014
Blackstone	182,421	198,014

Total Partners’ equity	364,842	396,028
Noncontrolling interest in UCRP	5,459	5,243

Total equity	370,301	401,271

Total liabilities and equity	$2,058,467	$2,155,615

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31, 2011	March 28, 2010
(In thousands)
Operating revenues:
Theme park tickets	$159,287	$85,894
Theme park food and beverage	33,577	16,490
Theme park merchandise	42,740	16,681
Other theme park related	31,176	17,770
Other	42,018	25,778

Total operating revenues	308,798	162,613

Costs and operating expenses:
Theme park operations	50,411	41,213
Theme park selling, general and administrative	51,097	48,131
Theme park cost of products sold	36,979	19,437
Special fee payable to Universal City Studios Productions and consultant fee	20,715	10,653
Depreciation and amortization	32,446	26,951
Other	42,061	25,079

Total costs and operating expenses	233,709	171,464

Operating income (loss)	75,089	(8,851)
Other expense (income):
Interest expense	29,954	28,204
Interest income	(97)	(13)
Income from investments in unconsolidated entities	(592)	(634)

Total other expense, net	29,265	27,557

Net income (loss)	45,824	(36,408)

Less: net income attributable to the noncontrolling interest in UCRP	670	278

Net income (loss) attributable to the Partners	$45,154	$(36,686)

Net income (loss)	$45,824	$(36,408)
Total other comprehensive income	—	—

Comprehensive income (loss)	45,824	(36,408)

Less: net income attributable to the noncontrolling interest in UCRP	670	278

Comprehensive income (loss) attributable to the Partners	$45,154	$(36,686)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	UCDP’s Partners		Noncontrolling interest in UCRP	Total Equity
	UCSP	Blackstone
(In thousands)
Balance at December 31, 2010	$198,014	$198,014	$5,243	$401,271

Distributions to noncontrolling interest in UCRP	—	—	(454)	(454)
Distributions to Partners	(38,170)	(38,170)	—	(76,340)
Net income	22,577	22,577	670	45,824

Balance at March 31, 2011	$182,421	$182,421	$5,459	$370,301

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2011	March 28, 2010
(In thousands)
Cash flows from operating activities

Net cash and cash equivalents provided by operating activities	$100,463	$30,230

Cash flows from investing activities
Property and equipment acquisitions	(6,446)	(37,079)

Net cash and cash equivalents used in investing activities	(6,446)	(37,079)

Cash flows from financing activities
Payment of Partner distributions	(76,340)	—
Receipt of contributions from Holdings	—	346
Distributions to noncontrolling interest in UCRP	(454)	(245)
Payments on long-term borrowings, capital lease and financing obligations	(90,637)	(328)

Net cash and cash equivalents used in financing activities	(167,431)	(227)

Net decrease in cash and cash equivalents	(73,414)	(7,076)
Cash and cash equivalents at beginning of period	259,033	45,157

Cash and cash equivalents at end of period	$185,619	$38,081

Supplemental disclosures of noncash information
Capital lease and financing obligations	$—	$875

(Decrease) increase in accrued liabilities associated with capital expenditures	(163)	4,000

Disposal of fully depreciated assets	4,870	26

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited)

1. General

Basis of presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results that can be expected for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the notes thereto, filed with the Securities and Exchange Commission under cover of Form 10-K.

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

Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), UCDP’s ultimate owners (the “Partners”), each having a 50% interest in UCDP, are Universal City Property Management II LLC (“Universal CPM”), a wholly-owned subsidiary of Universal City Studios Productions LLLP (“UCSP”, formerly known as “Vivendi Universal Entertainment” or “VUE”), which in turn is a subsidiary of NBCUniversal Media, LLC (“NBCUniversal”), and Blackstone Capital Partners (“Blackstone”). Through NBCUniversal Holdings, General Electric Company (“GE”) owns 49% of NBCUniversal, while Comcast Corporation (“Comcast”) owns the remaining 51%. Within these condensed consolidated financial statements, “NBCU” refers to NBCUniversal and its affiliates. Both Partners share in profits and losses, contributions and distributions of UCDP in accordance with their ownership percentages.

Period end

The three months ended March 31, 2011 contained 90 days while the three months ended March 28, 2010 contained 87 days. Effective the first quarter of 2011, the Company’s fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in the Company’s fiscal year, it may alter the number of days within a given quarter.

Seasonality and other factors impacting comparability

Based on the seasonality of attendance, the results for the three months ended March 31, 2011 and March 28, 2010 are not necessarily indicative of results for the full year. Additionally, on June 18, 2010, the Company opened The Wizarding World of Harry PotterTM, a sixth themed island within Universal’s Islands of Adventure. Accordingly, the operating results and cash flows for the three months ended March 31, 2011 were impacted by this event.

Inventories

The major components of inventories are as follows (in thousands):

	March 31, 2011	December 31, 2010
Merchandise	$24,585	$19,279
Food and beverage	4,754	5,301
Operating supplies and maintenance parts	33,897	33,438
Less: reserves	(3,289)	(3,009)

Total	$59,947	$55,009

Intangible assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over periods ranging from 9 to 20 years, which have a weighted-average amortizable life of 13 years. Intangible assets totaled $48,787,000 and $50,330,000, respectively, as of March 31, 2011 and December 31, 2010. This included $16,678,000 and $15,135,000 in accumulated amortization, respectively, as of March 31, 2011 and December 31, 2010. Amortization expense amounted to $1,543,000 and $347,000, respectively, during the three months ended March 31, 2011 and March 28, 2010. Amortization of existing intangible assets will be approximately $5,896,000 for 2011 and $5,804,000 for each of the four years thereafter.

Change in estimate

Due to the construction and renovation of new rides, attractions and other assets, portions of existing assets will be disposed of prior to their original estimated useful lives. As a result, depreciation of existing assets will be accelerated to reflect their remaining useful lives. For the three months ended March 31, 2011 and March 28, 2010, the Company incurred additional depreciation expenses of $665,000 and $1,034,000, respectively, relating to accelerating the life of various assets.

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

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term borrowings (including current portion)	$1,406,255	$1,494,693	$1,495,168	$1,566,300

Recent accounting pronouncements

Not applicable.

2. Long-term borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	March 31, 2011	December 31, 2010

Renewed senior secured credit facilities	(1)	November 6, 2014	$801,000	$891,000
2015 notes	8.875%	November 15, 2015	400,000	400,000
2016 notes	10.875%	November 15, 2016	225,000	225,000

Gross principal payable			1,426,000	1,516,000
Unamortized discounts			(19,745)	(20,832)

Total debt			$1,406,255	$1,495,168

(1)	Subsequent to the April 30, 2010 amendment, the interest rate on the term loans of the renewed senior secured credit facilities is either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans. As of March 31, 2011, this equated to an interest rate of 5.50% in the case of the LIBOR loans.

The term loans under the renewed senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of the Company’s excess cash flow (as defined in the renewed senior secured credit agreement) for each fiscal year on or after December 31, 2010. During the three months ended March 31, 2011, the Company made a $90,000,000 principal payment on the renewed senior secured credit facilities, which was equal to 50% of the excess cash flow for the year ended December 31, 2010. As permitted under the renewed senior secured credit agreement, the Company elected to have this payment satisfy the quarterly principal installment requirement, which was equal to 0.25% of the original gross principal balance, for all future quarters.

3. Fair value measurements

The Company follows accounting guidance that defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This guidance specifies that fair value is an exit price, representing the amount that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2011 and December 31, 2010, the Company did not have assets or liabilities valued using inputs that fall within Level 1, Level 2 or Level 3 of the three-tier hierarchy.

4. Accounts payable and accrued liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	March 31, 2011	December 31, 2010

Accounts payable	$3,276	$13,574
Capital expenditures	3,298	3,461
Marketing and advertising	9,301	5,862
Interest	29,349	15,424
Compensation and benefits	26,487	43,465
Operating accruals	26,048	21,012
Consulting fees	6,746	7,662
Property and sales tax	11,043	6,426
Other	7,408	7,776

Total	$122,956	$124,662

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $42,976,000 and $44,591,000, related to financing obligations and capital leases as of March 31, 2011 and December 31, 2010, respectively. This included $6,019,000 and $4,404,000 in accumulated depreciation and amortization as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, future minimum payments due under financing obligations and capital leases totaled approximately $33,006,000 (net of $10,031,000 in interest). Future minimum payments include $5,262,000, $5,382,000, $4,855,000, $4,025,000 and $13,482,000, due in 2011, 2012, 2013, 2014, and years subsequent to 2014, respectively.

6. Related party transactions

Universal City Studios Productions’ special fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to UCSP through Universal CPM equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended March 31, 2011 and March 28, 2010, the Company paid fees to UCSP of $15,969,000 and $8,903,000, respectively. In addition, at March 31, 2011 and December 31, 2010, respectively, the amount due to related parties included $14,047,000 and $15,969,000 related to the current portion of special fees payable to UCSP.

Under the Company’s renewed senior secured credit facilities and the indentures governing the 2015 notes and the 2016 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different ratios. As applicable, these ratios were met as of March 31, 2011, and thus payments of $14,047,000 in special fees will be made during the second quarter of 2011.

Other partner matters

On October 22, 2009, the Company’s Partners entered into an amendment to the second amended and restated partners’ agreement (the “Partners’ Agreement”). Pursuant to a right of first refusal provision in the Partners’ Agreement, as so amended, if either Blackstone or certain affiliates of Universal City Studios Productions (the “NBCU Parties”) desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering Partner will then have 90 days after receipt of an offer to accept the offer to sell (the “Initial Offer Period”). If the offer is not accepted, the offering party has the right to market both parties’ interests in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the Initial Offer Period and the date on which both the offering party and the other party agree in writing to abandon the third party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the Partners’ Agreement (such sale right, the “Unrestricted Resale”). UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties. UCDP has been informed that the Partners have agreed that the NBCU Parties have until June 7, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the Partners’ Agreement.

Distributions

During the three months ended March 31, 2011, the Company made a distribution to the Partners in the amount of $31,582,000, which represented the Partners’ expected payments of income taxes based on the Company’s financial results. This distribution was required under the Company’s partnership agreement. Additionally, during the three months ended March 31, 2011, the Company made a distribution to the Partners in the amount of $44,758,000 as allowed by the excess cash flow provisions of the renewed senior secured credit facilities.

7. Commitments and contingencies

Litigation

The Company is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact on the Company’s results of operations, financial position or cash flows.

Consultant agreement

UCDP has an agreement (the “Consultant Agreement”) with Stephen Spielberg (the “Consultant”) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of certain gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying condensed consolidated statements of operations and comprehensive income include consulting fee expense under the Consultant Agreement of $6,746,000 and $3,480,000, respectively, during the three months ended March 31, 2011 and March 28, 2010, respectively.

Under the terms of the Consultant Agreement, the Consultant (as defined herein) is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. As of March 31, 2011, the only operating theme parks that are deemed to be comparable projects under the Consultant Agreement are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. Universal Studios Company LLC (“USC”), an indirect wholly-owned subsidiary of NBCUniversal and the indirect parent of UCSP, has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant, and UCSP has assumed USC’s obligations under that guarantee and has agreed to indemnify UCDP for any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP. Accordingly, fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of UCSP and are not paid by UCDP.

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

8. Guarantor information

The Company’s payment obligations under the 2016 notes and the 2015 notes are fully and unconditionally guaranteed, jointly and severally, by the following domestic wholly owned subsidiaries: UPRV and UOOMS. The following is condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and March 28, 2010 for UCDP and UCDP Finance, Inc. (collectively “Parent”), the combined guarantor subsidiaries of UCDP (collectively, the “Guarantors”), and the combined non-guarantor subsidiaries of UCDP (collectively, the “Non-Guarantors”).

Condensed consolidating balance sheet

(in thousands)

	March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$154,788	$29,815	$1,016	$—	$185,619
Other current assets	101,166	2,254	1,416	(8,234)	96,602

Total current assets	255,954	32,069	2,432	(8,234)	282,221
Property and equipment, at cost	3,340,326	1,383	13,944	—	3,355,653
Less accumulated depreciation	(1,657,724)	(1,081)	(8,014)	—	(1,666,819)

Total property and equipment, net	1,682,602	302	5,930	—	1,688,834
Other assets:
Investments in unconsolidated entities	14,870	—	—	(6,228)	8,642
Intangible assets, net	44,242	—	4,545	—	48,787
Other assets	29,983	—	—	—	29,983

Total other assets	89,095	—	4,545	(6,228)	87,412

Total assets	$2,027,651	$32,371	$12,907	$(14,462)	$2,058,467

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,279	$4,858	$1,202	$(383)	$122,956
Other current liabilities	103,010	26,744	787	(7,851)	122,690

Total current liabilities	220,289	31,602	1,989	(8,234)	245,646
Long-term liabilities:
Long-term borrowings	1,406,255	—	—	—	1,406,255
Other long-term liabilities	36,265	—	—	—	36,265

Total long-term liabilities	1,442,520	—	—	—	1,442,520
Equity:
Partners’ equity	364,842	769	10,918	(11,687)	364,842
Noncontrolling interest in UCRP	—	—	—	5,459	5,459

Total equity	364,842	769	10,918	(6,228)	370,301

Total liabilities and equity	$2,027,651	$32,371	$12,907	$(14,462)	$2,058,467

Condensed consolidating balance sheet

(in thousands)

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$238,330	$19,882	$821	$—	$259,033
Other current assets	99,729	2,537	1,203	(9,528)	93,941

Total current assets	338,059	22,419	2,024	(9,528)	352,974
Property and equipment, at cost	3,339,055	1,245	13,940	—	3,354,240
Less accumulated depreciation	(1,631,928)	(1,057)	(7,801)	—	(1,640,786)

Total property and equipment, net	1,707,127	188	6,139	—	1,713,454
Other assets:
Investments in unconsolidated entities	14,666	—	—	(5,453)	9,213
Intangible assets, net	45,640	—	4,690	—	50,330
Other assets	29,644	—	—	—	29,644

Total other assets	89,950	—	4,690	(5,453)	89,187

Total assets	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,381	$2,707	$853	$(279)	$124,662
Other current liabilities	177,453	19,690	1,514	(9,249)	189,408

Total current liabilities	298,834	22,397	2,367	(9,528)	314,070
Long-term liabilities:
Long-term borrowings	1,405,168	—	—	—	1,405,168
Other long-term liabilities	35,106	—	—	—	35,106

Total long-term liabilities	1,440,274	—	—	—	1,440,274
Equity:
Partners’ equity	396,028	210	10,486	(10,696)	396,028
Noncontrolling interest in UCRP	—	—	—	5,243	5,243

Total equity	396,028	210	10,486	(5,453)	401,271

Total liabilities and equity	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$286,818	$29,223	$6,326	$(13,569)	$308,798
Costs and operating expenses:
Theme park operations	50,411	—	—	—	50,411
Theme park selling, general and administrative	51,097	—	—	—	51,097
Theme park cost of products sold	36,979	—	—	—	36,979
Other costs and operating expenses	75,138	28,675	4,978	(13,569)	95,222

Total costs and operating expenses	213,625	28,675	4,978	(13,569)	233,709

Operating income	73,193	548	1,348	—	75,089

Other expense (income):
Interest expense	29,946	—	8	—	29,954
Other income	(678)	(11)	—	—	(689)

Total other expense (income), net	29,268	(11)	8	—	29,265

Net income	43,925	559	1,340	—	45,824
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	670	670

Net income attributable to the Partners	$43,925	$559	$1,340	$(670)	$45,154

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended March 28, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$152,604	$10,837	$4,740	$(5,568)	$162,613
Costs and operating expenses:
Theme park operations	41,213	—	—	—	41,213
Theme park selling, general and administrative	48,131	—	—	—	48,131
Theme park cost of products sold	19,437	—	—	—	19,437
Other costs and operating expenses	52,219	11,855	4,177	(5,568)	62,683

Total costs and operating expenses	161,000	11,855	4,177	(5,568)	171,464

Operating (loss) income	(8,396)	(1,018)	563	—	(8,851)

Other expense (income):
Interest expense	28,197	—	7	—	28,204
Other income	(646)	(1)	—	—	(647)

Total other expense (income)	27,551	(1)	7	—	27,557

Net (loss) income	(35,947)	(1,017)	556	—	(36,408)
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	278	278

Net (loss) income attributable to the Partners	$(35,947)	$(1,017)	$556	$(278)	$(36,686)

Condensed consolidating statement of cash flows

(in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total

Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$89,739	$10,071	$1,107	$(454)	$100,463

Cash flows from investing activities
Property and equipment acquisitions	(6,304)	(138)	(4)	—	(6,446)

Net cash and cash equivalents used in investing activities	(6,304)	(138)	(4)	—	(6,446)

Cash flows from financing activities
Payment of Partner distributions	(76,340)	—	(908)	908	(76,340)
Distributions to noncontrolling interest in UCRP	—	—	—	(454)	(454)
Payments on long-term borrowings, capital lease and financing obligations, net	(90,637)	—	—	—	(90,637)

Net cash and cash equivalents used in financing activities	(166,977)	—	(908)	454	(167,431)

Net (decrease) increase in cash and cash equivalents	(83,542)	9,933	195	—	(73,414)
Cash and cash equivalents at beginning of period	238,330	19,882	821	—	259,033

Cash and cash equivalents at end of period	$154,788	$29,815	$1,016	$—	$185,619

Condensed consolidating statement of cash flows

(in thousands)

	Three Months Ended March 28, 2010
	Parent	Guarantors	Non-Guarantors	Elimination	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$24,577	$5,381	$517	$(245)	$30,230

Cash flows from investing activities
Property and equipment acquisitions	(37,079)	—	—	—	(37,079)

Net cash and cash equivalents used in investing activities	(37,079)	—	—	—	(37,079)

Cash flows from financing activities
Payment of Partner distributions	—	—	(490)	490	—
Receipt of Partner contributions for capital projects	346	—	—	—	346
Distributions to noncontrolling interest in UCRP	—	—	—	(245)	(245)
Payments on long-term borrowings, capital lease and financing obligations	(328)	—	—	—	(328)

Net cash and cash equivalents provided by (used in) financing activities	18	—	(490)	245	(227)

Net (decrease) increase in cash and cash equivalents	(12,484)	5,381	27	—	(7,076)
Cash and cash equivalents at beginning of period	43,313	1,481	363	—	45,157

Cash and cash equivalents at end of period	$30,829	$6,862	$390	$—	$38,081

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview related to financial results

Our operating results have improved significantly since the opening of The Wizarding World of Harry PotterTM on June 18, 2010. Our first quarter Paid Theme Park Admissions increased 68% when compared to 2010, while total per capita spending increased 17%. The increase in volume and guest spending resulted in 90% growth in Total Operating Revenues, which increased $146 million to $309 million compared to 2010. Net Income totaled $46 million in the first quarter as compared to a Net Loss of $36 million in the prior year. EBITDA totaled $107 million in the first quarter, which was an increase of $89 million over the prior year’s results, while Operating Income totaled $75 million during 2011 which was up $84 million compared to 2010. Due to changes in our fiscal calendar, the first quarter of 2011 contained three additional days compared to the first quarter of 2010. At March 31, 2011, we had $261 million in available cash and cash equivalents, including $186 million in Cash And Cash Equivalents and $75 million of availability under our revolving credit facility. In March 2011, we made a $90 million principal payment on our renewed senior secured credit facilities. Accordingly, we owed $1,426 million on our gross indebtedness at March 31, 2011, all of which was classified as long-term.

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

Based on the seasonality of our attendance, the results for the three months ended March 31, 2011 and March 28, 2010 are not necessarily indicative of results for the full year.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2010 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K for the year ended December 31, 2010 within ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period end

The three months ended March 31, 2011 contained 90 days while the three months ended March 28, 2010 contained 87 days. Effective the first quarter of 2011, our fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in our fiscal year, it may alter the number of days within a given quarter.

Recent accounting pronouncements

See “Note 1. General” in “Part I – Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 28, 2010

The following table summarizes our results of operations during the three months ended March 31, 2011 and March 28, 2010 (in thousands except per capita amounts and percentages):

	Three Months Ended		% Change
	March 31, 2011	March 28, 2010	Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	2,795	1,663	68.1%
Turnstile theme park admissions	2,955	1,801	64.1%
Theme park ticket revenue per paid admission	$56.99	$51.65	10.3%
Theme park food, beverage and merchandise revenue per turnstile admission	25.83	18.42	40.2%
Other theme park related revenue per turnstile admission	10.55	9.87	6.9%

Statement of operations data:
Operating revenues:
Theme park ticket revenue	$159,287	$85,894	85.4%
Theme park food and beverage	33,577	16,490	103.6%
Theme park merchandise	42,740	16,681	156.2%
Other theme park related	31,176	17,770	75.4%
Other	42,018	25,778	63.0%

Total operating revenues	308,798	162,613	89.9%

Costs and operating expenses:
Theme park operations	50,411	41,213	(22.3%)
Theme park selling, general and administrative	51,097	48,131	(6.2%)
Theme park cost of products sold	36,979	19,437	(90.3%)
Special fee payable to Universal City Studios Productions and consultant fee	20,715	10,653	(94.5%)
Depreciation and amortization	32,446	26,951	(20.4%)
Other	42,061	25,079	(67.7%)

Total costs and operating expenses	233,709	171,464	(36.3%)

Operating income (loss)	75,089	(8,851)	NM

Non-operating expense, net	29,265	27,557	(6.2%)

Net income (loss)	45,824	(36,408)	NM

Less: net income attributable to the noncontrolling interest in UCRP	670	278	(141.0%)

Net income (loss) attributable to the Partners	$45,154	$(36,686)	NM

NM—Not meaningful

Primarily due to the success of The Wizarding World of Harry PotterTM, which opened June 18, 2010, Paid Theme Park Admissions increased 68% when compared to the first quarter of 2010. We experienced growth in our domestic market of more than 80%, while our international visitation grew by more than 30%. Due to changes in our fiscal calendar, the first quarter of 2011 contained three additional days compared to the first quarter of 2010. Total theme park spending on a per guest basis increased 17%, with every category of per capita spending showing growth. As a result of increased attendance and strong per capita spending, our Total Operating Revenues increased $146.2 million, or 90%, versus the first quarter of 2010. Theme Park Ticket Revenue Per Paid Admission increased 10% as a result of changes in our ticket offerings and selective price changes to maximize yield. Theme Park Food, Beverage And Merchandise Revenue Per Turnstile Admission increased 40% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM. Other Revenue increased $16.2 million, or 63%, when compared to the prior year primarily due to $10.0 million in increased revenue related to higher volume at our travel company and $5.1 million in additional revenue from our CityWalk operations. Our travel company has benefited from offering guests exclusive vacation packages which include certain perks, such as early park admission to experience The Wizarding World of Harry PotterTM.

Theme Park Operations increased $9.2 million, or 22%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance and the opening of The Wizarding World of Harry PotterTM. While Theme Park Cost Of Product Sold increased $17.5 million, Theme Park Cost Of Product Sold as a percentage of Theme Park Food And Beverage Revenue and Theme Park Merchandise Revenue decreased 10.1 percentage points to 48.5%, as we were able to leverage the higher volume. Other Costs And Operating Expenses increased $17.0 million, principally due to increased operating costs at our travel company and CityWalk operations in addition to higher credit card fees. All of these factors primarily resulted from our increased volume as discussed above. Non-Operating Expense increased $1.7 million compared to 2010, which was due to higher interest expense as we capitalized approximately $3.1 million in interest expense related to our long-term construction projects during the first quarter of 2010. This was partially offset by a reduction in our interest rates on our renewed senior secured credit facilities in April 2010 as well as reductions in the principal balance on our renewed senior secured credit facilities as discussed previously.

Other performance measures

We are providing Covenant EBITDA because it is used by some investors as a measure of our ability to service debt, while we are also providing EBITDA as it is a measure of Company operating performance under our Annual Incentive Plan. While EBITDA represents earnings before interest, taxes and depreciation and amortization, Covenant EBITDA includes certain other adjustments permitted by the definition of EBITDA in our renewed senior secured credit agreement and the indentures governing the notes. Some of these adjustments include exclusion of gains or losses from the sale of assets held for sale, exclusion of impairment charges on long lived assets and adjustments related to income and cash flows derived from investments in unconsolidated entities. Covenant EBITDA and EBITDA are not prepared in accordance with U.S. generally accepted accounting principles and should not be considered alternatives for Net Income, Net Cash And Cash Equivalents Provided By Operating Activities and other consolidated income or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles or as measures of profitability or liquidity. Covenant EBITDA and EBITDA, because they are before debt service, capital expenditures and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of Covenant EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies. For these reasons, we have prepared a two-step reconciliation of our U.S. generally accepted accounting principles financial measures to EBITDA and Covenant EBITDA. Covenant EBITDA is the primary basis in our renewed senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which is computed based on the prior twelve months. See below for related reconciliations.

The following is a reconciliation of Net Cash And Cash Equivalents Provided By Operating Activities to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three Months Ended
(In thousands)	March 31, 2011	March 28, 2010

Net cash and cash equivalents provided by operating activities	$100,463	$30,230

Adjustments:
Interest expense	29,954	28,204
Interest income	(97)	(13)
Amortization of deferred finance costs	(923)	(848)
Interest on financing obligations	(732)	(593)
Distributions from investments in unconsolidated entities	(1,163)	(541)
Income from investments in unconsolidated entities	592	634
Accretion of bond discount	(1,087)	(786)
Income attributable to the noncontrolling interest in UCRP	(670)	(278)
Net change in working capital accounts (1)	(18,880)	(37,553)

EBITDA	107,457	18,456

Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	670	278
Income from investments in unconsolidated entities	(592)	(634)
Distributions from investments in unconsolidated entities	1,163	541
Interest income	97	13
Other	688	750

Covenant EBITDA	$109,483	$19,404

(1)	Net Change In Working Capital Accounts represents changes in operating assets and liabilities, which includes Accounts Receivable (net), Receivables From Related Parties, Inventories, Prepaid Expenses and Other Assets, Other Long-term Assets, Accounts Payable and Accrued Liabilities, Unearned Revenue, Payables To Related Parties, and Other Long-term Liabilities.

The following is a reconciliation of Net Income (Loss) Attributable To The Partners to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three Months Ended
(In thousands)	March 31, 2011	March 28, 2010

Net income (loss) attributable to the Partners	$45,154	$(36,686)

Adjustments:
Interest expense	29,954	28,204
Depreciation and amortization	32,446	26,951
Interest income	(97)	(13)

EBITDA	107,457	18,456

Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	670	278
Income from investments in unconsolidated entities	(592)	(634)
Distributions from investments in unconsolidated entities	1,163	541
Interest income	97	13
Other	688	750

Covenant EBITDA	$109,483	$19,404

Liquidity, capital resources and financial position

In light of the difficult economic climate, our significant leverage and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Item 1A. Risk factors.” located within our Form 10-K for the year ended December 31, 2010.

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2011 and in future years. In addition to the cash flow generated from our operations, our available cash and our unused revolving credit facility under our renewed senior secured credit agreement also provide liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, working capital and Consultant fee payments. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-strategic land assets. However, as of March 31, 2011 and December 31, 2010, we had no land assets that qualified as held for sale in accordance with applicable accounting guidance.

Our current business structure is heavily leveraged. During 2009, we (i) issued notes totaling $625.0 million in aggregate principal amounts and (ii) entered into our renewed senior secured credit facilities consisting of term loans in the principal amount of $900.0 million and a revolving credit facility in an aggregate amount of up to $75.0 million. As of March 31, 2011, our total debt was $1,406.3 million. This included $787.3 million outstanding under our renewed senior secured credit agreement ($801.0 million, net of a remaining unamortized discount of $13.7 million), $396.3 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $3.7 million) and $222.7 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.3 million). As of December 31, 2010, our total debt was $1,495.2 million. This included $876.5 million outstanding under our renewed senior secured credit agreement ($891.0 million, net of a remaining unamortized discount of $14.5 million), $396.1 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $3.9 million) and $222.6 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.4 million). Our 2004 senior secured credit agreement was renewed and additional credit in the amount of $366.0 million was extended to us on November 6, 2009. The term loans under the renewed senior secured credit agreement call for quarterly principal installments of 0.25% with the remainder due on November 6, 2014. Additionally, the term loans under the renewed senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of our excess cash flow (as defined in the renewed senior secured credit agreement) for each fiscal year on or after December 31, 2010. As permitted under the renewed senior secured credit agreement, we elected to have the excess cash flow requirement for the year ended December 31, 2010, which totaled $90.0 million and was paid in March 2011, satisfy the quarterly principal installment requirement for all future quarters. The maturity date of the revolving credit facility under the renewed senior secured credit agreement is November 6, 2013. The senior notes will mature on November 15, 2015, and the senior subordinated notes will mature on November 15, 2016. Our renewed senior secured credit facilities and the notes are guaranteed by certain of our future and existing domestic subsidiaries. Our access to capital markets and our ability to issue various securities to raise capital could be affected by our credit ratings. Additionally, Universal City Property Management II LLC and Blackstone Capital Partners (the “Partners”), their subsidiaries or their affiliates may from time to time, depending upon market conditions, seek to purchase debt securities issued by us in open market or privately negotiated transactions or by other means.

In addition to there being no amounts drawn on the revolving credit facility under the renewed senior secured credit agreement as of March 31, 2011 and December 31, 2010, we have never utilized any amounts of these revolving credit facilities. In addition, we may borrow up to $150.0 million of uncommitted incremental term loans from time to time. On April 30, 2010 we amended our renewed senior secured credit facilities, which resulted in a reduction of the interest rate provision of our term loan. Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%. The interest rates under the revolving credit facilities were not impacted. The interest rate applicable to borrowings under our renewed senior secured credit agreement, as amended, is based, at our option, on either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin for the term loans is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans. The specified margin for the revolving facility is 3.25% in the case of base rate loans and 4.25% in the case of LIBOR loans. Any amounts payable under our renewed senior secured credit agreement not paid when due bear interest at a default rate of 2.00% above the rates otherwise applicable. In addition to paying interest on outstanding debt, we pay a commitment fee equal to (i) 0.75% per annum for any day on which more than 50% of the aggregate amount of the revolving credit facility commitments are drawn and (ii) 1.00% per annum for any other day.

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

The following table summarizes key aspects in our historical financial position and liquidity (in thousands):

	As of
	March 31, 2011	December 31, 2010

Cash and cash equivalents	$185,619	$259,033

Unused portion of revolving credit facilities	75,000	75,000

Current portion of long-term borrowings, capital lease and financing obligations	5,506	95,801

Special fee payable to UCSP	14,047	15,969

Total long-term obligations (1)	1,433,755	1,432,278

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations but excludes amounts payable under the Consultant Agreement. For more information regarding capital lease and financing obligations, see Note 5 in Item 1. Financial Statements.

Cash flow summary

The following table summarizes key aspects of our cash flows for the three months ended March 31, 2011 and March 28, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 28, 2010

Net cash and cash equivalents provided by operating activities	$100,463	$30,230

Net cash and cash equivalents used in investing activities	6,446	37,079

Cash paid for capital expenditures	6,446	37,079

Net cash and cash equivalents used in financing activities	167,431	227

During the three months ended March 31, 2011 and March 28, 2010, Net Cash Provided By Operating Activities was $100.5 million and $30.2 million, respectively. This increase in cash flow from operating activities of $70.2 million is primarily due to an improvement in our net income of $82.2 million. Additionally, we had incremental depreciation and amortization expense of $5.5 million which was included as an adjustment to reconcile Net Income to Net Cash And Cash Equivalents Provided By Operating Activities. These items were partially offset by a reduction in cash flow from working capital of $18.7 million, which was principally due to payments made under our incentive plans during the three months ended March 31, 2011.

Net Cash Used In Investing Activities for the three months ended March 31, 2011 and March 28, 2010 totaled $6.4 million and $37.1 million, respectively. For both periods, the amount consisted exclusively of capital expenditures. The decrease in capital expenditures is largely due to the completion of The Wizarding World of Harry PotterTM in June 2010. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. We estimate our 2011 expenditures (excluding capitalized interest and payments on previously accrued liabilities) will be approximately $80.0 million.

During the three months ended March 31, 2011 and March 28, 2010, Net Cash Used For Financing Activities was $167.4 million and $0.2 million, respectively. The amounts used during the three months ended March 31, 2011 were primarily a $90.0 million principal payment under our renewed senior secured credit facilities as discussed previously and distributions to our Partners totaling $76.3 million of which $31.6 million were required under our partnership agreement to reimburse the Partners for their respective tax liabilities from our net income in 2010.

Consultant agreement

On October 18, 2009, we executed an amendment to our agreement (the “Consultant Agreement”), under which we pay a fee to Stephen Spielberg (the “Consultant”) for consulting services and exclusivity equal to a percentage of certain revenues from our attractions and other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. See Note 7 “Commitments and contingencies” of the accompanying notes to the condensed consolidated financial statements of the Company in “Part I—Item 1. Financial Statements” for information on the fee expense incurred under the Consultant Agreement for the three months ended March 31, 2011 and March 28, 2010, respectively.

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant makes an election and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments, but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant has a second-priority lien over UCDP’s real and tangible personal property, including a mortgage on our real property up to $400.0 million, to secure UCDP’s periodic and one-time payment obligations and the notes are effectively subordinated to the Consultant’s interests to the extent of the value of those assets. The lien securing the Consultant’s interest is junior to the lien securing our renewed senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as defined in the renewed senior secured credit agreement). Upon the sale of any portion of Blackstone’s and/or the NBCU Parties’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers. Our obligations under the agreement are guaranteed by NBCUniversal Media, LLC and USC, as successor to MCA Inc., and USC’s obligations under that guarantee have in turn been assumed by UCSP. UCSP has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. While UCDP remains ultimately liable for those obligations, historically the comparable parks have paid them directly to the Consultant. However, if such comparable parks were not to pay, UCDP would be required to make the payments and seek indemnification from UCSP. Under the terms of the notes and the renewed senior secured credit agreement, the lien securing our obligations under the Consultant Agreement is a permitted lien. See “Item 1A. Risk Factors—Risks related to our indebtedness— Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment”, located within our Form 10-K for the year ended December 31, 2010.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to UCSP through Universal CPM equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended March 31, 2011 and March 28, 2010 the special fee amounted to $14.0 million and $7.2 million, respectively. During the three months ended March 31, 2011 and March 28, 2010, the interest incurred on the special fee was $0.1 million and $0.1 million, respectively.

Under the terms of our renewed senior secured credit agreement and the indentures governing the 2015 and 2016 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different ratios. The most restrictive quarterly covenant for payment of the special fee is a fixed charge coverage ratio (as defined in the renewed senior secured credit agreement) greater than or equal to 1.1 to 1.0. This ratio was met as of each of our quarter end dates throughout the period from December 31, 2009 to March 31, 2011, thus allowing the special fee to be paid. Accordingly, during the three months ended March 31, 2011 and March 28, 2010, we paid total fees of $16.0 million and $8.9 million, respectively, to UCSP. At March 31, 2011 and December 31, 2010, the current portion of our consolidated balance sheet included $14.0 million and $16.0 million, respectively, related to special fees payable to UCSP. Pursuant to certain subordination agreements, the special fee may not be paid if there is an event of default (or to the knowledge of our officers a default) under our renewed senior secured credit facilities or the notes.

Distributions

Under the renewed senior secured credit agreement, for years beginning on or after December 31, 2010, distributions may be made in an aggregate amount not to exceed 25% of excess cash flow if no event of default exists and the total leverage ratio is not greater than 5.5x. Additionally, the indentures governing the notes limit distributions that may be made to an amount equal to our Covenant EBITDA for the period from the beginning of the first fiscal quarter commencing on or after September 28, 2009 to the end of our most recently ended fiscal quarter for which internal financial statements are available less 1.75x our consolidated interest expense. The notes also have an unrestricted basket of $50.0 million available as of the date of the refinancing. The above restrictions do not apply to our ability to make a distribution to the Partners in an aggregate amount equal to our hypothetical federal income tax, as provided for in UCDP’s partnership agreement. In relation to our operating results for the year ended December 31, 2010, we made distributions of $44.8 million (excluding distributions related to the Partners’ tax liabilities) during the three months ended March 31, 2011.

Covenant stipulations

Our renewed senior secured credit agreement and the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the renewed senior secured credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance in all material respects with all financial covenants as of March 31, 2011 and December 31, 2010.

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

•

the Consultant’s right to exercise the Put Payment starting in June 2017 and the impact of such right on our ability to refinance our existing indebtedness when it matures, including debt under our renewed senior secured credit agreement and the indentures governing the notes;

•	competition within the Orlando theme park market;

•	our dependence on UCSP and its affiliates;

•	the loss of material intellectual property rights used in our business;

•	the occurrence of a change of control as defined in our material agreements;

•	the risks inherent in deriving substantially all of our revenues from one location;

•	the dependence of our business on air travel;

•	geopolitical or environmental events that could impact travel to Florida;

•	the loss of key distribution channels for ticket sales;

•	publicity associated with accidents occurring at theme parks;

•	the seasonality of our business; and

•	risks related to unfavorable outcomes of our legal proceedings.

There may also be other factors that may cause our actual results to differ materially from those expressed in or implied by any forward-looking statements contained in this report, including those contained in “Item 1A. Risk Factors”, in our Form 10-K for the year ended December 31, 2010. All forward-looking statements included in this report are made only as of the date of this report, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Investors should read this document and the documents that we incorporate by reference into this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt (1):

Fixed rate debt	$—	$—	$—	$—	$400,000	$225,000	$625,000	$689,688

Average interest rate	n/a	n/a	n/a	n/a	8.9%	10.9%

Variable rate debt (2)	$—	$—	$—	$801,000	$—	$—	$801,000	$805,005

Average interest rate (3)	n/a	n/a	n/a	5.5%	n/a	n/a

Total gross debt	$—	$—	$—	$801,000	$400,000	$225,000	$1,426,000	$1,494,693

(1)	Amounts exclude discounts and therefore represent gross maturities.
(2)	Excludes principal payments based upon our excess cash flow as required under the renewed senior secured credit facilities as such amounts are currently undeterminable.
(3)	Represents the current interest rate of the renewed senior secured credit facilities.

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. We have $801.0 million of unhedged variable rate debt as of March 31, 2011. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $8.0 million. The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

UCDP is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact on UCDP’s results of operations, financial position or cash flows.

Item 1A. Risk Factors

See “Item 1A. Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 5. Other Information

UCDP has approved an Annual Incentive Plan for the 2011 fiscal year (the “Incentive Plan”). The goal of our Incentive Plan is to reward superior performance by our employees. Our Incentive Plan provides our executive team the opportunity to benefit from our business performance in conjunction with their level of personal performance. Currently, employees who are eligible to participate in the Incentive Plan are limited to our executive employees at a Director level or above who do not participate in a Sales Incentive Plan. Under the Incentive Plan, which is administered by our Compensation department, each participant has a bonus target of 15% to 36% of his or her base salary, generally based on his or her level in the organization, with the bonus target for Senior Vice Presidents and above starting at 25% of their base salary. Each year, participants and their managers create individual objectives which support the overall operating plan established by senior management. While the specifics of each individual’s goals vary depending upon his or her role within the Company, most goals focus upon team member satisfaction, guest satisfaction and financial performance. At the conclusion of the fiscal year, the individual objectives are evaluated by the individual’s manager and an overall personal performance percentage is assigned to the individual. Concurrently, Company performance is determined by operating performance of UCDP. Payout is generally based on the target multiplied by personal performance multiplied by Company performance. If a participant ceases to be employed by reason of retirement, disability, death or termination (other than for cause), he or she will participate in the Incentive Plan on a pro-rata basis. If a person ceases to be employed by us because he or she has been terminated for cause, or for reasons other than retirement, disability, or death prior to Incentive Plan payout, his or her participation in the Incentive Plan is terminated and no plan payments are made. A copy of this plan has been included as exhibit 10.1 to this Form 10-Q.

On May 11, 2011 UCDP entered into an employment agreement with Alice A. Norsworthy (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Norsworthy will continue to serve as UCDP’s Executive Vice President, Marketing & Sales. The term of the Employment Agreement commenced as of May 10, 2011 and continues until September 1, 2014. UCDP has an irrevocable option to renew the term of the Employment Agreement for a period of two years commencing on September 2, 2014. Ms. Norsworthy will receive an annual salary of not less than $432,682 and is eligible to participate in UCDP’s Annual Incentive Plan with an annual target payout of $150,000. Ms. Norsworthy is also eligible to participate in UCDP’s Long-Term Growth Plan (if any), Variable Deferred Compensation Plan and 401(k) Plan. Pursuant to the terms of the Employment Agreement, her employment may be terminated for cause or disability.

On May 13, 2011, UCDP released its results for the three months ended March 31, 2011. A copy of the press release has been included as exhibit 99.1 to this Form 10-Q.

Item 6. Exhibits.

a) Exhibits

10.1	Universal Orlando 2011 Annual Incentive Plan.

10.2	Universal Orlando 2010 Annual Incentive Plan.

10.3	Employment Agreement dated May 11, 2011 between Universal City Development Partners, Ltd. and Alice A. Norsworthy.

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

99.1	Universal City Development Partners, Ltd.’s press release dated May 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalves by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: May 13, 2011	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer

UCDP FINANCE, INC.

Date: May 13, 2011	By:	/s/ Tracey L. Stockwell
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer