Form 10-Q
period 2011-06-30
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2011-08-03
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 3, 2011, there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

Universal City Development Partners, Ltd. and UCDP Finance, Inc. are direct or indirect wholly owned subsidiaries of NBCUniversal Media, LLC. UCDP Finance, Inc. is utilized for the sole purpose of acting as a co-issuer of the Registrants’ 8 7/8% senior notes due 2015 (the “2015 notes”) and 10 7/8% senior subordinated notes due 2016 (the “2016 notes”). UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. Universal City Development Partners, Ltd. and UCDP Finance, Inc. met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$275,752	$259,033
Accounts receivable, net	28,689	30,745
Receivables from related parties	323	656
Inventories	64,433	55,009
Prepaid expenses and other assets	14,538	7,531

Total current assets	383,735	352,974
Property and equipment, at cost:
Land and land improvements	507,063	505,914
Buildings and building improvements	1,524,693	1,522,333
Equipment, fixtures and furniture	1,318,700	1,313,922
Construction in process	20,069	12,071

Total property and equipment, at cost:	3,370,525	3,354,240
Less accumulated depreciation	(1,698,909)	(1,640,786)

Property and equipment, net	1,671,616	1,713,454
Other assets:
Investments in unconsolidated entities	9,770	9,213
Intangible assets, net	47,336	50,330
Deferred finance costs, net	19,216	21,081
Other assets	9,867	8,563

Total other assets	86,189	89,187

Total assets	$2,141,540	$2,155,615

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands)	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,501	$124,662
Unearned revenue	89,558	74,614
Payables to related parties	27,365	18,993
Current portion of capital lease and financing obligations	1,210	5,801
Current portion of long-term borrowings	—	90,000

Total current liabilities	231,634	314,070
Long-term liabilities:
Long-term borrowings	1,407,354	1,405,168
Capital lease and financing obligations, net of current portion	27,290	27,110
Other	8,888	7,996

Total long-term liabilities	1,443,532	1,440,274
Equity:
Partners’ equity:
UCSP	230,622	198,014
Blackstone	230,622	198,014

Total Partners’ equity	461,244	396,028
Noncontrolling interest in UCRP	5,130	5,243

Total equity	466,374	401,271

Total liabilities and equity	$2,141,540	$2,155,615

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Operating revenues:
Theme park tickets	$204,370	$129,739	$363,657	$215,633
Theme park food and beverage	44,436	29,035	78,013	45,525
Theme park merchandise	50,194	27,583	92,934	44,264
Other theme park related	40,154	21,666	71,330	39,436
Other	53,006	35,431	95,024	61,209

Total operating revenues	392,160	243,454	700,958	406,067
Costs and operating expenses:
Theme park operations	60,618	50,400	111,029	91,613
Theme park selling, general and administrative	52,253	53,281	103,350	101,412
Theme park cost of products sold	44,478	28,682	81,457	48,119
Special fee payable to Universal City Studios Productions and consultant fee	26,296	16,148	47,011	26,801
Depreciation and amortization	33,648	28,675	66,094	55,626
Other	49,148	32,439	91,209	57,518

Total costs and operating expenses	266,441	209,625	500,150	381,089

Operating income	125,719	33,829	200,808	24,978
Other expense (income):
Interest expense	29,171	28,158	59,125	56,362
Interest income	(78)	(24)	(175)	(37)
Expenses associated with debt refinancing	—	3,310	—	3,310
Income from investments in unconsolidated entities	(1,128)	(369)	(1,720)	(1,003)

Total other expense, net	27,965	31,075	57,230	58,632

Net income (loss)	97,754	2,754	143,578	(33,654)
Less: net income attributable to the noncontrolling interest in UCRP	848	674	1,518	952

Net income (loss) attributable to the Partners	$96,906	$2,080	$142,060	$(34,606)

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	UCDP’s Partners		Noncontrolling interest in UCRP	Total Equity
(In thousands)	UCSP	Blackstone
Balance at December 31, 2010	$198,014	$198,014	$5,243	$401,271
Distributions to noncontrolling interest in UCRP	—	—	(1,631)	(1,631)
Distributions to Partners and Holdings	(38,422)	(38,422)	—	(76,844)
Net income	71,030	71,030	1,518	143,578

Balance at June 30, 2011	$230,622	$230,622	$5,130	$466,374

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 30, 2011	June 27, 2010
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$214,428	$83,821
Cash flows from investing activities
Property and equipment acquisitions	(23,490)	(70,950)

Net cash and cash equivalents used in investing activities	(23,490)	(70,950)
Cash flows from financing activities
Payment of distributions to Partners and Holdings	(76,844)	—
Receipt of contributions from Holdings	—	346
Distributions to the noncontrolling interest in UCRP	(1,631)	(1,138)
Payments for financing costs	—	(8,102)
Payments on long-term borrowings, capital lease and financing obligations	(95,744)	(5,762)

Net cash and cash equivalents used in financing activities	(174,219)	(14,656)

Net increase (decrease) in cash and cash equivalents	16,719	(1,785)
Cash and cash equivalents at beginning of period	259,033	45,157

Cash and cash equivalents at end of period	$275,752	$43,372

Supplemental disclosures of noncash information
Capital lease and financing obligations	$—	$875

Increase (decrease) in accrued liabilities associated with capital expenditures	2,228	(7,448)

Disposal of fully depreciated assets	4,977	63

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements include the consolidated amounts of Universal City Development Partners, Ltd. ( “UCDP”); Universal City Travel Partners d/b/a Universal Parks & Resorts Vacations (“UPRV”); UCDP Finance, Inc. (“UCDP Finance”); Universal Orlando Online Merchandise Store (“UOOMS”); and Universal City Restaurant Partners, Ltd. (“UCRP”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated upon consolidation.

Prior to July 1, 2011, UCDP’s ultimate owners were Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”, together with Universal CPM, the “Partners”). Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), the Partners each held 50% interests in UCDP. Universal CPM is a wholly-owned subsidiary of Universal City Studios Productions LLLP (“UCSP”, formerly known as “Vivendi Universal Entertainment” or “VUE”), which in turn is a subsidiary of NBCUniversal Media, LLC (“NBCUniversal”). NBCUniversal is a wholly-owned subsidiary of NBCUniveral, LLC (“NBCUniversal Holdings”). Through NBCUniversal Holdings, General Electric Company (“GE”) owns 49% of NBCUniversal, while Comcast Corporation (“Comcast”) owns the remaining 51%. Within these condensed consolidated financial statements, “NBCU” refers to NBCUniversal and its affiliates. Both Partners share in profits and losses, contributions and distributions of UCDP in accordance with their ownership percentages. See Note 9 for a discussion of changes to the Company’s ownership structure resulting from subsequent events.

Period end

The three months ended June 30, 2011 and June 27, 2010 each contained 91 days. The six months ended June 30, 2011 contained 181 days, while the six months ended June 27, 2010 contained 178 days. Effective the first quarter of 2011, the Company’s fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in the Company’s fiscal year, it may alter the number of days within a given quarter.

Seasonality and other factors impacting comparability

Based on the seasonality of attendance, the results for the three months and six months ended June 30, 2011 and June 27, 2010 are not necessarily indicative of results for the full year. Additionally, on June 18, 2010, the Company opened The Wizarding World of Harry PotterTM, a sixth themed island within Universal’s Islands of Adventure. Accordingly, comparisons of the operating results and cash flows for the three months and six months ended June 30, 2011 and June 27, 2010 were impacted by this event.

Inventories

The major components of inventories are as follows (in thousands):

	June 30, 2011	December 31, 2010
Merchandise	$28,987	$19,279
Food and beverage	4,477	5,301
Operating supplies and maintenance parts	34,068	33,438
Less: reserves	(3,099)	(3,009)

Total	$64,433	$55,009

Intangible assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over periods ranging from 9 to 20 years, which have a weighted-average amortizable life of 13 years. Intangible assets totaled $47,336,000 and $50,330,000, respectively, as of June 30, 2011 and December 31, 2010. This included $18,129,000 and $15,135,000 in accumulated amortization, respectively, as of June 30, 2011 and December 31, 2010. Amortization expense amounted to $1,451,000 and $705,000, respectively, during the three months ended June 30, 2011 and June 27, 2010, while amortization expense amounted to $2,994,000 and $1,052,000 during the six months ended June 30, 2011 and June 27, 2010, respectively. Amortization of existing intangible assets will be approximately $5,896,000 for 2011 and $5,804,000 for each of the four years thereafter.

Change in estimate

Due to the construction and renovation of new rides, attractions and other assets, portions of existing assets will be disposed of prior to their original estimated useful lives. As a result, depreciation of existing assets will be accelerated to reflect their remaining useful lives. For the three months ended June 30, 2011 and June 27, 2010, the Company incurred additional depreciation expenses of $1,994,000 and $592,000, respectively, relating to accelerating the life of various assets. Similarly, during the six months ended June 30, 2011 and June 27, 2010, respectively, the Company incurred additional depreciation expenses of $2,659,000 and $1,626,000.

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings (including current portion)	$1,407,354	$1,513,502	$1,495,168	$1,566,300

Recent accounting pronouncements

Not applicable.

Other Comprehensive Income (Loss)

During the three months and six months ended June 30, 2011 and June 27, 2010, the Company’s Comprehensive Income (Loss) and Comprehensive Income (Loss) Attributable To The Partners were equal to Net Income (Loss) and Net Income (Loss) Attributable To The Partners, respectively, as the Company did not have any transactions resulting in Total Other Comprehensive Income.

2. Long-term borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	June 30, 2011	December 31, 2010
Senior secured credit facilities	(1)	November 6, 2014	$801,000	$891,000
2015 notes	8.875%	November 15, 2015	400,000	400,000
2016 notes	10.875%	November 15, 2016	225,000	225,000

Gross principal payable			1,426,000	1,516,000
Unamortized discounts			(18,646)	(20,832)

Total debt			$1,407,354	$1,495,168

(1)	Subsequent to the April 30, 2010 amendment, the interest rate on the term loans of the senior secured credit facilities is either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin is 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans. As of June 30, 2011, this equated to an interest rate of 5.50% in the case of the LIBOR loans.

The term loans under the senior secured credit facilities are subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of the Company’s excess cash flow (as defined in the senior secured credit agreement) for each fiscal year on or after December 31, 2010. During the six months ended June 30, 2011, the Company made a $90,000,000 principal payment on the senior secured credit facilities, which was equal to 50% of the excess cash flow for the year ended December 31, 2010. As permitted under the senior secured credit agreement, the Company elected to have this payment satisfy the quarterly principal installment requirement, which was equal to 0.25% of the original gross principal balance, for all future quarters. See Note 9 for a discussion of changes to the Company’s indebtedness resulting from subsequent events.

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

As of June 30, 2011 and December 31, 2010, the Company did not have assets or liabilities valued using inputs that fall within Level 1, Level 2 or Level 3 of the three-tier hierarchy.

4. Accounts payable and accrued liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	June 30, 2011	December 31, 2010
Accounts payable	$10,588	$13,574
Capital expenditures	5,689	3,461
Marketing and advertising	7,436	5,862
Interest	10,657	15,424
Compensation and benefits	30,127	43,465
Operating accruals	17,365	21,012
Consulting fees	8,551	7,662
Property and sales tax	15,974	6,426
Other	7,114	7,776

Total	$113,501	$124,662

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $41,453,000 and $44,591,000, related to financing obligations and capital leases as of June 30, 2011 and December 31, 2010, respectively. This included $7,542,000 and $4,404,000 in accumulated depreciation and amortization as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, future minimum payments due under financing obligations and capital leases totaled approximately $28,500,000 (net of $9,430,000 in interest). Future minimum payments include $251,000, $5,479,000, $4,943,000, $4,099,000 and $13,728,000, due in 2011, 2012, 2013, 2014, and years subsequent to 2014, respectively.

6. Related party transactions

Universal City Studios Productions’ special fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to UCSP through Universal CPM equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended June 30, 2011 and June 27, 2010, the Company paid fees to UCSP of $14,047,000 and $7,237,000, respectively, while during the six months ended June 30, 2011 and June 27, 2010, the Company paid fees of $30,016,000 and $16,140,000, respectively. In addition, at June 30, 2011 and December 31, 2010, respectively, the amount payable to related parties included $17,871,000 and $15,969,000 related to the current portion of special fees payable to UCSP.

Under the Company’s senior secured credit facilities and the indentures governing the 2015 notes and the 2016 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different ratios. As applicable, these ratios were met as of June 30, 2011, and thus payments of $17,871,000 in special fees will be made during the third quarter of 2011.

Other partner matters

On October 22, 2009, the Company’s Partners entered into an amendment to the second amended and restated partners’ agreement (the “Partners’ Agreement”). Pursuant to a right of first offer provision in the Partners’ Agreement, as so amended, if either Blackstone or certain affiliates of Universal City Studios Productions (the “NBCU Parties”) desires to sell its ownership interest in Holding I and Holding II, it shall make a binding offer, specifying the proposed sale price, to sell to the other its entire interest in each of Holding I and Holding II. The non-offering Partner will then have 90 days after receipt of an offer to accept the offer to sell (the “Initial Offer Period”). If the offer is not accepted, the offering party has the right to market both parties’ interests in Holdings to third parties, and both parties are required to sell their interests if a third party offers a price that is at least 90% of the price for both parties’ interests that is imputed from the offer made by the first party to the second party (i.e., as long as the NBCU Parties and Blackstone each own 50% of Holdings, then both parties are required to sell to a third party that offers at least 180% of the price quoted by either party to the other party) (such third-party sale option, the “Drag-Along Option”). If the interests in Holdings are not sold to a third party pursuant to the Drag-Along Option by the earlier of the date that is 270 days from the end of the Initial Offer Period and the date on which both the offering party and the other party agree in writing to abandon the third-party sale, then the offering party shall be prohibited from making another offer to the other party for a period of one year from the expiration date of the Initial Offer Period, and during such year, the other party may agree to sell its ownership interest without being subject to the offer provisions in the Partners’ Agreement (such sale right, the “Unrestricted Resale”). UCDP was informed on March 9, 2011 that Blackstone triggered the right of first refusal and offered to sell its interest in UCDP to the NBCU Parties. Additionally, UCDP was informed that the Partners had agreed that the NBCU Parties had until June 7, 2011 to accept Blackstone’s offer or be subject to the drag-along provisions in the Partners’ Agreement. On June 6, 2011, NBCUniversal announced that it had accepted Blackstone’s offer and on July 1, 2011, NBCUniversal announced that it completed such acquisition. See Note 9 for a discussion of changes to the Company’s ownership resulting from subsequent events.

Distributions

During the six months ended June 30, 2011, the Company made distributions to the Partners of $31,582,000, which represented the Partners’ expected payments of income taxes based on the Company’s financial results. This distribution was required under the Company’s partnership agreement. Additionally, during the six months ended June 30, 2011, the Company made a distribution to the Partners in the amount of $44,758,000 as allowed by the excess cash flow provisions of the senior secured credit facilities. Also, during the six months ended June 30, 2011, the Company made a distribution to Holdings in the amount of $504,000.

Advisory services agreements

UCDP had an Advisory Services Agreement (“Services Agreement”) in which the Partners provided UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP paid each Partner $1,250,000 annually. On July 1, 2011, this agreement was amended to terminate all of Blackstone’s rights and obligations under such agreement. Accordingly, the Company recorded a charge of $625,000 during the three and six months ended June 30, 2011 related to the unamortized portion of Blackstone’s 2011 fee.

7. Commitments and contingencies

Litigation

The Company is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact on the Company’s results of operations, financial position or cash flows.

Consultant agreement

UCDP has an agreement (the “Consultant Agreement”) with Stephen Spielberg (the “Consultant”) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of certain gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying condensed consolidated statements of operations include consulting fee expense under the Consultant Agreement of $8,551,000 and $5,264,000, respectively, during the three months ended June 30, 2011 and June 27, 2010, respectively. Similarly, consulting fees under the Consultant Agreement during the six months ended June 30, 2011 and June 27, 2010 amounted to $15,297,000 and $8,744,000, respectively.

Under the terms of the Consultant Agreement, the Consultant (as defined herein) is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. As of June 30, 2011, the only operating theme parks that are deemed to be comparable projects under the Consultant Agreement are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. Universal Studios Company LLC (“USC”), an indirect wholly owned subsidiary of NBCUniversal and the indirect parent of UCSP, has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant, and UCSP has assumed USC’s obligations under that guarantee and has agreed to indemnify UCDP for any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP. Accordingly, fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of UCSP and are not paid by UCDP. However, if such comparable project fees were not paid by that party, UCDP would be required to make the payments and seek indemnification from UCSP.

On October 18, 2009, the Company executed an amendment to the Consultant Agreement (the “2009 Amendment”). Prior to the 2009 Amendment, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate the Company’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows the Company the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment established a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, the Company estimates that the Alternative Payment for its parks could range from $160,000,000 to $290,000,000, and the Alternative Payment for Universal Studios Japan could range from $135,000,000 to $245,000,000. This range has been calculated based on hypothetical treasury rates, and the Company cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant exercises his right to receive the Put Payment and the payment becomes due. The 2009 Amendment also provided the Consultant a second-priority lien, which was automatically and unconditionally released in connection with the termination of the Company’s senior secured credit facilities (see Note 9), over UCDP’s real and tangible personal property (including a mortgage on the Company’s real property up to $400,000,000) to secure the Company’s periodic and one-time payment obligations and such amendment caps the Company’s ability to incur secured borrowings to an amount equal to the greater of $975,000,000 and 3.75x UCDP’s EBITDA (as defined in the senior secured credit facilities). In connection with the 2009 Amendment, NBCUniversal guaranteed the Company’s obligations under the Consultant Agreement and the Company amended its partnership agreement to increase the special fee payable to UCSP thereunder through June 2017 from 5.0% to 5.25%. Upon the sale of any portion of the NBCU Parties’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers.

8. Guarantor information

The Company’s payment obligations under the 2016 notes and the 2015 notes are fully and unconditionally guaranteed, jointly and severally, by the following domestic wholly owned subsidiaries: UPRV and UOOMS. The following is condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three months and six months ended June 30, 2011 and June 27, 2010 for UCDP and UCDP Finance, Inc. (collectively the “Parent”), the combined guarantor subsidiaries of UCDP (collectively, the “Guarantors”), and the non-guarantor subsidiary of UCDP (collectively, the “Non-Guarantors”).

Condensed consolidating balance sheet

(in thousands)

	June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$243,827	$31,592	$333	$—	$275,752
Other current assets	112,573	3,012	1,284	(8,886)	107,983

Total current assets	356,400	34,604	1,617	(8,886)	383,735
Property and equipment, at cost	3,355,118	1,383	14,024	—	3,370,525
Less accumulated depreciation	(1,689,580)	(1,102)	(8,227)	—	(1,698,909)

Total property and equipment, net	1,665,538	281	5,797	—	1,671,616
Other assets:
Investments in unconsolidated entities	18,130	—	—	(8,360)	9,770
Intangible assets, net	42,936	—	4,400	—	47,336
Other assets	29,073	—	10	—	29,083

Total other assets	90,139	—	4,410	(8,360)	86,189

Total assets	$2,112,077	$34,885	$11,824	$(17,246)	$2,141,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,228	$2,879	$725	$(331)	$113,501
Other current liabilities	97,073	28,777	838	(8,555)	118,133

Total current liabilities	207,301	31,656	1,563	(8,886)	231,634
Long-term liabilities:
Long-term borrowings	1,407,354	—	—	—	1,407,354
Other long-term liabilities	36,178	—	—	—	36,178

Total long-term liabilities	1,443,532	—	—	—	1,443,532
Equity:
Partners’ equity	461,244	3,229	10,261	(13,490)	461,244
Noncontrolling interest in UCRP	—	—	—	5,130	5,130

Total equity	461,244	3,229	10,261	(8,360)	466,374

Total liabilities and equity	$2,112,077	$34,885	$11,824	$(17,246)	$2,141,540

Condensed consolidating balance sheet

(in thousands)

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$238,330	$19,882	$821	$—	$259,033
Other current assets	99,729	2,537	1,203	(9,528)	93,941

Total current assets	338,059	22,419	2,024	(9,528)	352,974
Property and equipment, at cost	3,339,055	1,245	13,940	—	3,354,240
Less accumulated depreciation	(1,631,928)	(1,057)	(7,801)	—	(1,640,786)

Total property and equipment, net	1,707,127	188	6,139	—	1,713,454
Other assets:
Investments in unconsolidated entities	14,666	—	—	(5,453)	9,213
Intangible assets, net	45,640	—	4,690	—	50,330
Other assets	29,644	—	—	—	29,644

Total other assets	89,950	—	4,690	(5,453)	89,187

Total assets	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,381	$2,707	$853	$(279)	$124,662
Other current liabilities	177,453	19,690	1,514	(9,249)	189,408

Total current liabilities	298,834	22,397	2,367	(9,528)	314,070
Long-term liabilities:
Long-term borrowings	1,405,168	—	—	—	1,405,168
Other long-term liabilities	35,106	—	—	—	35,106

Total long-term liabilities	1,440,274	—	—	—	1,440,274
Equity:
Partners’ equity	396,028	210	10,486	(10,696)	396,028
Noncontrolling interest in UCRP	—	—	—	5,243	5,243

Total equity	396,028	210	10,486	(5,453)	401,271

Total liabilities and equity	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$360,566	$41,324	$7,079	$(16,809)	$392,160
Costs and operating expenses:
Theme park operations	60,618	—	—	—	60,618
Theme park selling, general and administrative	52,253	—	—	—	52,253
Theme park cost of products sold	44,478	—	—	—	44,478
Other costs and operating expenses	81,648	38,872	5,381	(16,809)	109,092

Total costs and operating expenses	238,997	38,872	5,381	(16,809)	266,441

Operating income	121,569	2,452	1,698	—	125,719

Other expense (income):
Interest expense	29,163	—	8	—	29,171
Other income	(1,197)	(9)	—	—	(1,206)

Total other expense (income), net	27,966	(9)	8	—	27,965

Net income	93,603	2,461	1,690	—	97,754
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	848	848

Net income attributable to the Partners	$93,603	$2,461	$1,690	$(848)	$96,906

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended June 27, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$225,519	$21,183	$6,177	$(9,425)	$243,454
Costs and operating expenses:
Theme park operations	50,400	—	—	—	50,400
Theme park selling, general and administrative	53,281	—	—	—	53,281
Theme park cost of products sold	28,682	—	—	—	28,682
Other costs and operating expenses	60,683	21,176	4,828	(9,425)	77,262

Total costs and operating expenses	193,046	21,176	4,828	(9,425)	209,625

Operating income	32,473	7	1,349	—	33,829

Other expense (income):
Interest expense	28,150	1	7	—	28,158
Other income (income)	2,925	(8)	—	—	2,917

Total other expense (income)	31,075	(7)	7	—	31,075

Net income	1,398	14	1,342	—	2,754
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	674	674

Net income attributable to the Partners	$1,398	$14	$1,342	$(674)	$2,080

Condensed consolidating statement of operations

(in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$647,384	$70,547	$13,405	$(30,378)	$700,958
Costs and operating expenses:
Theme park operations	111,029	—	—	—	111,029
Theme park selling, general and administrative	103,350	—	—	—	103,350
Theme park cost of products sold	81,457	—	—	—	81,457
Other costs and operating expenses	156,786	67,547	10,359	(30,378)	204,314

Total costs and operating expenses	452,622	67,547	10,359	(30,378)	500,150

Operating income	194,762	3,000	3,046	—	200,808

Other expense (income):
Interest expense	59,109	—	16	—	59,125
Other income	(1,875)	(20)	—	—	(1,895)

Total other expense (income), net	57,234	(20)	16	—	57,230

Net income	137,528	3,020	3,030	—	143,578
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	1,518	1,518

Net income attributable to the Partners	$137,528	$3,020	$3,030	$(1,518)	$142,060

Condensed consolidating statement of operations

(in thousands)

	Six Months Ended June 27, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$378,123	$32,020	$10,917	$(14,993)	$406,067
Costs and operating expenses:
Theme park operations	91,613	—	—	—	91,613
Theme park selling, general and administrative	101,412	—	—	—	101,412
Theme park cost of products sold	48,119	—	—	—	48,119
Other costs and operating expenses	112,902	33,031	9,005	(14,993)	139,945

Total costs and operating expenses	354,046	33,031	9,005	(14,993)	381,089

Operating income (loss)	24,077	(1,011)	1,912	—	24,978

Other expense (income):
Interest expense	56,347	1	14	—	56,362
Other expense (income)	2,279	(9)	—	—	2,270

Total other expense (income)	58,626	(8)	14	—	58,632

Net (loss) income	(34,549)	(1,003)	1,898	—	(33,654)
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	952	952

Net (loss) income attributable to the Partners	$(34,549)	$(1,003)	$1,898	$(952)	$(34,606)

Condensed consolidating statement of cash flows

(in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$201,353	$11,848	$2,858	$(1,631)	$214,428
Cash flows from investing activities
Property and equipment acquisitions	(23,268)	(138)	(84)	—	(23,490)

Net cash and cash equivalents used in investing activities	(23,268)	(138)	(84)	—	(23,490)

Cash flows from financing activities
Payment of distributions	(76,844)	—	(3,262)	3,262	(76,844)
Distributions to noncontrolling interest in UCRP	—	—	—	(1,631)	(1,631)
Payments on long-term borrowings, capital lease and financing obligations, net	(95,744)	—	—	—	(95,744)

Net cash and cash equivalents used in financing activities	(172,588)	—	(3,262)	1,631	(174,219)

Net increase (decrease) in cash and cash equivalents	5,497	11,710	(488)	—	16,719
Cash and cash equivalents at beginning of period	238,330	19,882	821	—	259,033

Cash and cash equivalents at end of period	$243,827	$31,592	$333	$—	$275,752

Condensed consolidating statement of cash flows

(in thousands)

	Six Months Ended June 27, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$63,653	$19,045	$2,261	$(1,138)	$83,821
Cash flows from investing activities
Property and equipment acquisitions	(70,922)	—	(28)	—	(70,950)

Net cash and cash equivalents used in investing activities	(70,922)	—	(28)	—	(70,950)

Cash flows from financing activities
Payment of distributions	—	—	(2,276)	2,276	—
Receipt of Partner contributions for capital projects	346	—	—	—	346
Distributions to noncontrolling interest in UCRP	—	—	—	(1,138)	(1,138)
Payments on long-term borrowings, capital lease and financing obligations	(5,762)	—	—	—	(5,762)
Payments for financing costs	(8,102)	—	—	—	(8,102)

Net cash and cash equivalents used in financing activities	(13,518)	—	(2,276)	1,138	(14,656)

Net (decrease) increase in cash and cash equivalents	(20,787)	19,045	(43)	—	(1,785)
Cash and cash equivalents at beginning of period	43,313	1,481	363	—	45,157

Cash and cash equivalents at end of period	$22,526	$20,526	$320	$—	$43,372

9. Subsequent Events

On July 1, 2011, NBCU completed its acquisition of Blackstone’s 50% equity interest in UCDP for approximately $1,025,000,000, subject to various purchase price adjustments. As a result, UCDP is now a wholly owned consolidated subsidiary of NBCU. Also, on July 1, 2011, UCDP issued to NBCU a $600,000,000 unsecured note due July 1, 2016 (the “NBCU Note”), the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801,000,000) under UCDP’s senior secured credit facilities, which were terminated. The NBCU Note bears interest at LIBOR plus 250 basis points. On August 1, 2011, UCDP completed its redemption of $140,000,000 aggregate principal amount of its 2015 notes and $78,750,000 aggregate principal amount of its 2016 notes. Following the redemption, $260,000,000 principal amount of UCDP’s 2015 notes and $146,250,000 of UCDP’s 2016 notes remain outstanding. To facilitate the redemption of the 2015 notes and the 2016 notes, the Company received a contribution of approximately $240,000,000 from NBCU on August 1, 2011. On July 26, 2011, the Company made a prepayment of $75,000,000 on the NBCU Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview related to financial results

Our operating results have improved significantly since the opening of The Wizarding World of Harry PotterTM on June 18, 2010. For the first half of 2011, Paid Theme Park Admissions increased 52% when compared to 2010, while total per capita spending increased 17%. The increase in volume and guest spending resulted in 73% growth in Total Operating Revenues, which increased $295 million to $701 million compared to 2010. Net Income totaled $144 million in the first half of 2011 as compared to a Net Loss of $34 million in the prior year. EBITDA totaled $267 million in the first half of 2011, which was an increase of $187 million over the prior year’s results, while Operating Income totaled $201 million during 2011 which was up $176 million compared to 2010. Due to changes in our fiscal calendar, the first half of 2011 contained three additional days compared to 2010. At June 30, 2011, we had $276 million in Cash And Cash Equivalents. In March 2011, we made a $90 million principal payment on our senior secured credit facilities. Accordingly, we owed $1,426 million on our gross indebtedness at June 30, 2011, all of which was classified as long-term.

On July 1, 2011, NBCUniversal Media, LLC (“NBCUniversal”) and its affiliates (NBCUniversal and its affiliates collectively, “NBCU”) completed its acquisition of the remaining 50% equity interest in us from affiliates of Blackstone Group L.P. (collectively, “Blackstone”) for approximately $1,025 million, subject to various purchase price adjustments. As a result, we are now a wholly owned consolidated subsidiary of NBCU. Also, on July 1, 2011, we issued to NBCU a $600 million unsecured note due July 1, 2016 (the “NBCU Note”), the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801 million) under our senior secured credit facilities, which were terminated. The NBCU Note bears interest at LIBOR plus 250 basis points. On August 1, 2011, we completed our redemption of $140 million aggregate principal amount of our 2015 notes and $79 million aggregate principal amount of our 2016 notes. To facilitate the redemption of the 2015 notes and the 2016 notes, we received a contribution of approximately $240 million from NBCU on August 1, 2011. The following discussions of our results and financial position for our fiscal second quarter were not impacted by these significant developments which occurred during our fiscal third quarter.

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

Based on the seasonality of our attendance, the results for the three months and six months ended June 30, 2011 and June 27, 2010 are not necessarily indicative of results for the full year.

Critical accounting policies and estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Results could differ significantly from those estimates under different assumptions and conditions. We believe that the application of these accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including our critical accounting policies, see Note 2 in our audited consolidated financial statements for the year ended December 31, 2010 filed with the Securities and Exchange Commission under cover of Form 10-K. Besides what is disclosed within this document, there have been no material developments with respect to the critical accounting policies discussed in detail in our Form 10-K for the year ended December 31, 2010 within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period end

The three months ended June 30, 2011 and June 27, 2010 each contained 91 days. The six months ended June 30, 2011 contained 181 days, while the six months ended June 27, 2010 contained 178 days. Effective the first quarter of 2011, our fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in our fiscal year, it may alter the number of days within a given quarter.

Recent accounting pronouncements

See “Note 1. General” in “Part I—Item 1. Financial Statements” for a detailed description of recent accounting pronouncements.

Results of operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 27, 2010

The following table summarizes our results of operations during the three months ended June 30, 2011 and June 27, 2010 (in thousands except per capita amounts and percentages):

	Three Months Ended		% Change Favorable/ (Unfavorable)
	June 30, 2011	June 27, 2010
Operational data:
Paid theme park admissions	3,597	2,551	41.0%
Turnstile theme park admissions	3,731	2,727	36.8%
Theme park ticket revenue per paid admission	$56.82	$50.86	11.7%
Theme park food, beverage and merchandise revenue per turnstile admission	$25.36	$20.76	22.2%
Other theme park related revenue per turnstile admission	$10.76	$7.94	35.5%
Statement of operations data:
Operating revenues:
Theme park ticket revenue	$204,370	$129,739	57.5%
Theme park food and beverage	44,436	29,035	53.0%
Theme park merchandise	50,194	27,583	82.0%
Other theme park related	40,154	21,666	85.3%
Other	53,006	35,431	49.6%

Total operating revenues	392,160	243,454	61.1%
Costs and operating expenses:
Theme park operations	60,618	50,400	(20.3%)
Theme park selling, general and administrative	52,253	53,281	1.9%
Theme park cost of products sold	44,478	28,682	(55.1%)
Special fee payable to Universal City Studios Productions and consultant fee	26,296	16,148	(62.8%)
Depreciation and amortization	33,648	28,675	(17.3%)
Other	49,148	32,439	(51.5%)

Total costs and operating expenses	266,441	209,625	(27.1%)

Operating income	125,719	33,829	NM
Non-operating expense, net	27,965	31,075	10.0%

Net income	97,754	2,754	NM
Less: net income attributable to the noncontrolling interest in UCRP	848	674	(25.8%)

Net income attributable to the Partners	$96,906	$2,080	NM

NM—Not meaningful

Primarily due to the success of The Wizarding World of Harry PotterTM, which opened June 18, 2010, Paid Theme Park Admissions increased 41% when compared to the second quarter of 2010. We experienced growth in our domestic and international markets of more than 40%. Total theme park spending on a per guest basis increased 17%, with every category of per capita spending showing growth. As a result of increased attendance and strong per capita spending, our Total Operating Revenues increased $148.7 million, or 61%, compared to the second quarter of 2010. Theme Park Ticket Revenue Per Paid Admission increased 12% as a result of changes in our ticket offerings and selective price changes to maximize yield. Theme Park Food, Beverage And Merchandise Revenue Per Turnstile Admission increased 22% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM. Other Revenue increased $17.6 million, or 50%, when compared to the prior year primarily due to $12.6 million in increased revenue related to higher volume at our travel company and $3.4 million in additional revenue from our CityWalk operations. Our travel company has benefited from offering guests exclusive vacation packages which include certain perks, such as early park admission to experience The Wizarding World of Harry PotterTM.

Theme Park Operations increased $10.2 million, or 20%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance and the opening of The Wizarding World of Harry PotterTM. While Theme Park Cost Of Product Sold increased $15.8 million, Theme Park Cost Of Product Sold as a percentage of Theme Park Food And Beverage Revenue and Theme Park Merchandise Revenue decreased 3.7 percentage points to 47.0%, as we were able to leverage the higher volume. Special Fee Payable To Universal City Studios Productions And Consultant Fee increased by $10.1 million, or 63%, as a result of the growth in our Total Operating Revenues. Depreciation And Amortization increased $5.0 million, or 17%, as we incurred a full quarter of depreciation and amortization associated with our new content. Other Costs And Operating Expenses increased $16.7 million, principally due to increased operating costs at our travel company and CityWalk operations in addition to higher credit card fees. All of these factors primarily resulted from our increased volume and new content as discussed above. Non-Operating Expense decreased $3.1 million compared to 2010 as we incurred a discrete $3.3 million charge in April 2010 related to the refinancing of our senior secured credit facilities.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 27, 2010

The following table summarizes our results of operations during the six months ended June 30, 2011 and June 27, 2010 (in thousands except per capita amounts and percentages):

	Six Months Ended		% Change
	June 30, 2011	June 27, 2010	Favorable/ (Unfavorable)
Operational data:
Paid theme park admissions	6,392	4,214	51.7%
Turnstile theme park admissions	6,686	4,528	47.7%
Theme park ticket revenue per paid admission	$56.89	$51.17	11.2%
Theme park food, beverage and merchandise revenue per turnstile admission	$25.57	$19.83	28.9%
Other theme park related revenue per turnstile admission	$10.67	$8.71	22.5%
Statement of operations data:
Operating revenues:
Theme park ticket revenue	$363,657	$215,633	68.6%
Theme park food and beverage	78,013	45,525	71.4%
Theme park merchandise	92,934	44,264	110.0%
Other theme park related	71,330	39,436	80.9%
Other	95,024	61,209	55.2%

Total operating revenues	700,958	406,067	72.6%
Costs and operating expenses:
Theme park operations	111,029	91,613	(21.2%)
Theme park selling, general and administrative	103,350	101,412	(1.9%)
Theme park cost of products sold	81,457	48,119	(69.3%)
Special fee payable to Universal City Studios Productions and consultant fee	47,011	26,801	(75.4%)
Depreciation and amortization	66,094	55,626	(18.8%)
Other	91,209	57,518	(58.6%)

Total costs and operating expenses	500,150	381,089	(31.2%)

Operating income	200,808	24,978	NM
Non-operating expense, net	57,230	58,632	2.4%

Net income (loss)	143,578	(33,654)	NM
Less: net income attributable to the noncontrolling interest in UCRP	1,518	952	(59.5%)

Net income (loss) attributable to the Partners	$142,060	$(34,606)	NM

NM—Not meaningful

Paid Theme Park Admissions increased 52% when compared to the first half of 2010 as we experienced growth in our domestic market of more than 50% with international visitation up by approximately 40%. Although we attribute the majority of the increased volume to our new content and marketing efforts, due to changes in our fiscal calendar, the first half of 2011 contained three additional days compared to the first half of 2010. Total theme park spending on a per guest basis increased 17%, with every category of per capita spending showing significant growth. As a result of higher volume and strong per capita spending, our Total Operating Revenues increased $294.9 million, or 73%, versus the first half of 2010. Theme Park Ticket Revenue Per Paid Admission increased 11% as a result of changes in our ticket offerings and selective price changes to maximize yield. Theme Park Food, Beverage And Merchandise Revenue Per Turnstile Admission increased 29% primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM. Other Revenue increased $33.8 million, or 55%, when compared to the prior year primarily due to $22.5 million in increased revenue related to higher volume at our travel company and $8.5 million in additional revenue from our CityWalk operations.

Theme Park Operations increased $19.4 million, or 21%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance and the opening of The Wizarding World of Harry PotterTM. While Theme Park Cost Of Product Sold increased $33.3 million, Theme Park Cost Of Product Sold as a percentage of Theme Park Food And Beverage Revenue and Theme Park Merchandise Revenue decreased 5.9 percentage points to 47.7%, as we were able to leverage the higher volume. Special Fee Payable To Universal City Studios Productions And Consultant Fee increased by $20.2 million, or 75%, as a result of the growth in our Total Operating Revenues. Depreciation And Amortization increased $10.5 million, or 19%, as we incurred a full six-months of depreciation and amortization associated with our new content. Other Costs And Operating Expenses increased $33.7 million, principally due to increased operating costs at our travel company and CityWalk operations in addition to higher credit card fees. All of these factors primarily resulted from our increased volume as discussed above. Non-Operating Expense decreased $1.4 million compared to 2010 as we incurred a discrete $3.3 million charge in April 2010 related to the refinancing of our senior secured credit facilities in addition to $0.7 million in improved earnings at our unconsolidated joint ventures during 2011. These items were partially offset by an increase in our interest expense of $2.8 million compared to the prior year as we capitalized more interest costs in 2010 prior to the completion of The Wizarding World of Harry PotterTM.

Other performance measures

We are providing Covenant EBITDA because it is used by some investors as a measure of our ability to service debt, while we are also providing EBITDA as it is a measure of Company operating performance under our Annual Incentive Plan. While EBITDA represents earnings before interest, taxes and depreciation and amortization, Covenant EBITDA includes certain other adjustments permitted by the definition of EBITDA in our senior secured credit agreement and the indentures governing the notes. Some of these adjustments include exclusion of gains or losses from the sale of assets held for sale, exclusion of impairment charges on long lived assets and adjustments related to income and cash flows derived from investments in unconsolidated entities. Covenant EBITDA and EBITDA are not prepared in accordance with U.S. generally accepted accounting principles and should not be considered alternatives for Net Income, Net Cash And Cash Equivalents Provided By Operating Activities and other consolidated income or cash flow statement data prepared in accordance with U.S. generally accepted accounting principles or as measures of profitability or liquidity. Covenant EBITDA and EBITDA, because they are before debt service, capital expenditures and working capital needs, do not represent cash that is available for other purposes at our discretion. Our presentation of Covenant EBITDA and EBITDA may not be comparable to similarly titled measures reported by other companies. For these reasons, we have prepared a two-step reconciliation of our U.S. generally accepted accounting principles financial measures to EBITDA and Covenant EBITDA. Covenant EBITDA was the primary basis in our senior secured credit agreement to determine our quarterly compliance with our secured leverage ratio and the interest coverage ratio, which was computed based on the prior twelve months. See below for related reconciliations.

The following is a reconciliation of Net Cash And Cash Equivalents Provided By Operating Activities to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Net cash and cash equivalents provided by operating activities	$113,965	$53,591	$214,428	$83,821
Adjustments:
Interest expense	29,171	28,158	59,125	56,362
Interest income	(78)	(24)	(175)	(37)
Amortization of deferred finance costs	(942)	(1,019)	(1,865)	(1,867)
Interest on financing obligations	(601)	(613)	(1,333)	(1,206)
Distributions from investments in unconsolidated entities	—	(1,033)	(1,163)	(1,574)
Income from investments in unconsolidated entities	1,128	369	1,720	1,003
Accretion of bond discount	(1,099)	(826)	(2,186)	(1,612)
Income attributable to the noncontrolling interest in UCRP	(848)	(674)	(1,518)	(952)
Net change in working capital accounts (1)	18,951	(15,730)	71	(53,283)

EBITDA	159,647	62,199	267,104	80,655
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	848	674	1,518	952
Income from investments in unconsolidated entities	(1,128)	(369)	(1,720)	(1,003)
Distributions from investments in unconsolidated entities	—	1,033	1,163	1,574
Interest income	78	24	175	37
Other	1,312	(2,560)	2,000	(1,810)

Covenant EBITDA	$160,757	$61,001	$270,240	$80,405

(1)	Net Change In Working Capital Accounts represents changes in operating assets and liabilities, which includes Accounts Receivable (net), Receivables From Related Parties, Inventories, Prepaid Expenses and Other Assets, Other Long-term Assets, Accounts Payable and Accrued Liabilities, Unearned Revenue, Payables To Related Parties, and Other Long-term Liabilities.

The following is a reconciliation of Net Income (Loss) Attributable To The Partners to EBITDA and Covenant EBITDA for each of the periods presented above:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011	June 27, 2010	June 30, 2011	June 27, 2010
Net income (loss) attributable to the Partners	$96,906	$2,080	$142,060	$(34,606)
Adjustments:
Interest expense	29,171	28,158	59,125	56,362
Expenses associated with debt refinancing	—	3,310	—	3,310
Depreciation and amortization	33,648	28,675	66,094	55,626
Interest income	(78)	(24)	(175)	(37)

EBITDA	159,647	62,199	267,104	80,655
Adjustments to arrive at Covenant EBITDA:
Income attributable to the noncontrolling interest in UCRP	848	674	1,518	952
Income from investments in unconsolidated entities	(1,128)	(369)	(1,720)	(1,003)
Distributions from investments in unconsolidated entities	—	1,033	1,163	1,574
Interest income	78	24	175	37
Other	1,312	(2,560)	2,000	(1,810)

Covenant EBITDA	$160,757	$61,001	$270,240	$80,405

Liquidity, capital resources and financial position

In light of the difficult economic climate, our significant leverage and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Item 1A. Risk factors.” located within our Form 10-K for the year ended December 31, 2010.

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2011 and in future years. In addition to the cash flow generated from our operations, our available cash on hand also provides liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, interest payments, working capital and Consultant fee payments. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-strategic land assets. However, as of June 30, 2011 and December 31, 2010, we had no land assets that qualified as held for sale in accordance with applicable accounting guidance.

On July 1, 2011, NBCU completed its acquisition of Blackstone’s 50% equity interest in us for approximately $1,025 million, subject to various purchase price adjustments. As a result, we are now a wholly owned consolidated subsidiary of NBCU. Also, on July 1, 2011, we issued to NBCU a $600.0 million unsecured note due July 1, 2016 (the “NBCU Note”), the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801.0 million) under our senior secured credit facilities, which were terminated. The NBCU Note bears interest at LIBOR plus 250 basis points. On August 1, 2011, we completed our redemption of $140.0 million aggregate principal amount of our 2015 notes and $78.8 million aggregate principal amount of our 2016 notes. To facilitate the redemption of the 2015 notes and the 2016 notes, we received a contribution of approximately $240.0 million from NBCU on August 1, 2011. On July 26, 2011, we made a prepayment of $75.0 million on the NBCU Note.

Our business structure is heavily leveraged. During 2009, we (i) issued notes totaling $625.0 million in aggregate principal amounts and (ii) entered into our senior secured credit facilities consisting of term loans in the principal amount of $900.0 million and a revolving credit facility in an aggregate amount of up to $75.0 million. As of June 30, 2011, our total debt was $1,407.4 million. This included $788.2 million outstanding under our senior secured credit agreement ($801.0 million, net of a remaining unamortized discount of $12.8 million), $396.4 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $3.6 million) and $222.8 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.2 million). As of December 31, 2010, our total debt was $1,495.2 million. This included $876.5 million outstanding under our senior secured credit agreement ($891.0 million, net of a remaining unamortized discount of $14.5 million), $396.1 million outstanding under the senior notes ($400.0 million, net of a remaining unamortized discount of $3.9 million) and $222.6 million outstanding under the senior subordinated notes ($225.0 million, net of a remaining unamortized discount of $2.4 million). Our 2004 senior secured credit agreement was renewed and additional credit in the amount of $366.0 million was extended to us on November 6, 2009. The term loans under the senior secured credit agreement called for quarterly principal installments of 0.25% with the remainder due on November 6, 2014. Additionally, the term loans under the senior secured credit facilities were subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the notes, and of 50% of our excess cash flow (as defined in the senior secured credit agreement) for each fiscal year on or after December 31, 2010. As permitted under the senior secured credit agreement, we elected to have the excess cash flow requirement for the year ended December 31, 2010, which totaled $90.0 million and was paid in March 2011, satisfy the quarterly principal installment requirement for all future quarters. The maturity date of the revolving credit facility under the senior secured credit agreement was November 6, 2013. The senior notes will mature on November 15, 2015, and the senior subordinated notes will mature on November 15, 2016. Our senior secured credit facilities previously were guaranteed by certain of our future and existing domestic subsidiaries, while our notes continue to be guaranteed by certain of our future and existing domestic subsidiaries. Our access to capital markets and our ability to issue various securities to raise capital could be affected by our credit ratings.

In addition to there being no amounts drawn on the revolving credit facility under the senior secured credit agreement as of June 30, 2011 and December 31, 2010, we had never utilized any amounts of these revolving credit facilities. In addition, we could have borrowed up to $150.0 million of uncommitted incremental term loans prior to the termination of our senior secured credit facilities. On April 30, 2010 we amended our senior secured credit facilities, which resulted in a reduction of the interest rate provision of our term loan. Specifically, the floor on the LIBOR rate was reduced from 2.25% to 1.75%, while the margin was reduced from 4.25% to 3.75%. The interest rates under the revolving credit facilities were not impacted. The interest rate applicable to borrowings under our senior secured credit agreement, as amended, were based, at our option, on either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate would never have been less than 2.75%) or LIBOR (provided that LIBOR would never have been less than 1.75%), in each case plus a specified margin. The specified margin for the term loans was 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans. The specified margin for the revolving facility was 3.25% in the case of base rate loans and 4.25% in the case of LIBOR loans. Any amounts payable under our senior secured credit agreement not paid when due would have borne interest at a default rate of 2.00% above the rates otherwise applicable. In addition to having paid interest on outstanding debt, we paid a commitment fee equal to (i) 0.75% per annum for any day on which more than 50% of the aggregate amount of the revolving credit facility commitments were drawn and (ii) 1.00% per annum for any other day.

Our senior secured credit facilities contained various restrictive covenants. They prohibited us from prepaying other indebtedness, including the notes, and required us to maintain a minimum interest coverage ratio and maximum total leverage ratio. In addition, our senior secured credit facilities, among other things, limited our ability to incur indebtedness or liens, make investments or declare or pay dividends. The indentures governing the notes, among other things: (i) limit our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates and (ii) place restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of these covenants are subject to significant exceptions.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to continue to fund these items and to continue to reduce debt could be adversely affected by the global recession, general slowdown in consumer spending or occurrence of other unfavorable events.

The following table summarizes key aspects in our historical financial position and liquidity (in thousands):

	As of
	June 30, 2011	December 31, 2010
Cash and cash equivalents	$275,752	$259,033

Unused portion of revolving credit facilities	75,000	75,000

Current portion of long-term borrowings, capital lease and financing obligations	1,210	95,801

Special fee payable to UCSP	17,871	15,969

Total long-term obligations (1)	1,434,644	1,432,278

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term capital lease and financing obligations but excludes amounts payable under the Consultant Agreement. For more information regarding capital lease and financing obligations, see Note 5 in Item 1. Financial Statements.

Cash flow summary

The following table summarizes key aspects of our cash flows for the six months ended June 30, 2011 and June 27, 2010 (in thousands):

	Six Months Ended
	June 30, 2011	June 27, 2010
Net cash and cash equivalents provided by operating activities	$214,428	$83,821

Net cash and cash equivalents used in investing activities	23,490	70,950

Cash paid for capital expenditures	23,490	70,950

Net cash and cash equivalents used in financing activities	174,219	14,656

During the six months ended June 30, 2011 and June 27, 2010, Net Cash Provided By Operating Activities was $214.4 million and $83.8 million, respectively. This increase in cash flow from operating activities of $130.6 million is primarily due to an improvement in our net income of $177.2 million. Partially offsetting the impact of the growth in our net income were changes in our working capital of $53.4 million. The changes in our working capital were principally due to payments made under our incentive plans during the six months ended June 30, 2011, reduced growth in our deferred revenue balance during 2011 as compared to 2010, and the timing of our interest payments in 2011 compared to 2010.

Net Cash Used In Investing Activities for the six months ended June 30, 2011 and June 27, 2010 totaled $23.5 million and $71.0 million, respectively. For both periods, the amount consisted exclusively of capital expenditures. The decrease in capital expenditures is largely due to the completion of The Wizarding World of Harry PotterTM in June 2010. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles. We estimate our 2011 expenditures (excluding capitalized interest and payments on previously accrued liabilities) will be approximately $100.0 million.

During the six months ended June 30, 2011 and June 27, 2010, Net Cash Used For Financing Activities was $174.2 million and $14.7 million, respectively. The amounts used during the six months ended June 30, 2011 were primarily a $90.0 million principal payment under the senior secured credit facilities as discussed previously and distributions to Universal City Property Management II LLC and Blackstone Capital Partners (prior to July 1, 2011, the “Partners”), totaling $76.3 million of which $31.6 million were required under our partnership agreement to reimburse the Partners for their respective tax liabilities from our net income in 2010. The amounts used during the six months ended June 27, 2010 primarily related to $8.1 million in payments of financing costs that were incurred during our amendment of the senior secured credit facility in April 2010 or were accrued during our refinancing in November 2009, in addition to $5.8 million in payments on our long-term obligations.

Consultant agreement

On October 18, 2009, we executed an amendment to our agreement (the “Consultant Agreement”), under which we pay a fee to Stephen Spielberg (the “Consultant”) for consulting services and exclusivity equal to a percentage of certain revenues from our attractions and other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. See Note 7 “Commitments and contingencies” of the accompanying notes to the condensed consolidated financial statements of the Company in “Part I—Item 1. Financial Statements” for information on the fee expense incurred under the Consultant Agreement for the three months and six months ended June 30, 2011 and June 27, 2010, respectively.

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant exercises his right to receive the Put Payment and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments, but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant had a second-priority lien over UCDP’s real and tangible personal property, including a mortgage on our real property up to $400.0 million, to secure UCDP’s periodic and one-time payment obligations and the notes were effectively subordinated to the Consultant’s interests to the extent of the value of those assets. The lien securing the Consultant’s interest, which was automatically and unconditionally released in connection with the termination of our senior secured credit facilities (see Note 9 in Part I. Financial Information—Item 1. Financial Statements), was junior to the lien that secured our senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as previously defined in the senior secured credit agreement). Upon the sale of any portion of Universal City Studios Productions’ or certain of its affiliates’ (the “NBCU Parties”) respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers. Our obligations under the agreement are guaranteed by NBCUniversal and Universal Studios Company LLC (“USC”), as successor to MCA Inc., and USC’s obligations under that guarantee have in turn been assumed by Universal City Studios Productions LLLP (“UCSP”). UCSP has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. While UCDP remains ultimately liable for those obligations, historically the comparable parks have paid them directly to the Consultant. However, if such comparable parks were not to pay, UCDP would be required to make the payments and seek indemnification from UCSP. See “Item 1A. Risk Factors—Risks related to our indebtedness—Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment”, located within our Form 10-K for the year ended December 31, 2010.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to UCSP through Universal City Property Management II LLC (“Universal CPM”) equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended June 30, 2011 and June 27, 2010 the special fee amounted to $17.7 million and $10.9 million, respectively, while during the six months ended June 30, 2011 and June 27, 2010 the special fee amounted to $31.7 million and $18.1 million, respectively. During the three months ended June 30, 2011 and June 27, 2010, the interest incurred on the special fee was $0.1 million and $0.1 million, respectively, while during the six months ended June 30, 2011 and June 27, 2010, the interest incurred on the special fee was $0.2 million and $0.2 million, respectively.

Previously under the terms of our senior secured credit agreement and currently under the terms of the indentures governing the 2015 and 2016 notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure can only be paid upon achievement of certain but different ratios. The most restrictive quarterly covenant for payment of the special fee is a fixed charge coverage ratio (as historically defined in the senior secured credit agreement) or a special fee ratio (as currently defined in the bond indentures) greater than or equal to 1.1 to 1.0. This ratio was met as of each of our quarter end dates throughout the period from December 31, 2009 to June 30, 2011, thus allowing the special fee to be paid. Accordingly, during the three months ended June 30, 2011 and June 27, 2010, we paid total fees of $14.0 million and $7.2 million, respectively, to UCSP. During the six months ended June 30, 2011 and June 27, 2010, we paid total fees of $30.0 million and $16.1 million, respectively. At June 30, 2011 and December 31, 2010, the current portion of our consolidated balance sheet included $17.9 million and $16.0 million, respectively, related to special fees payable to UCSP. Pursuant to certain subordination agreements, the special fee may not have been paid if there would have been an event of default (or to the knowledge of our officers a default) under our senior secured credit facilities or the notes.

Distributions

Under the senior secured credit agreement (which has been terminated), for years beginning on or after December 31, 2010, distributions could be made in an aggregate amount not to exceed 25% of excess cash flow if no event of default existed and the total leverage ratio was not greater than 5.5x. Additionally, the indentures governing the notes limit distributions that may be made to an amount equal to our Covenant EBITDA for the period from the beginning of the first fiscal quarter commencing on or after September 28, 2009 to the end of our most recently ended fiscal quarter for which internal financial statements are available less 1.75x our consolidated cash interest expense. The notes also have an unrestricted basket of $50.0 million available as of the date of the refinancing. The above restrictions do not apply to our ability to make a distribution to the Partners in an aggregate amount equal to our hypothetical federal income tax, as provided for in UCDP’s partnership agreement. In relation to our operating results for the year ended December 31, 2010, we made distributions of $44.8 million (excluding distributions related to the Partners’ tax liabilities) during the six months ended June 30, 2011.

Covenant stipulations

Our bonds currently contain a number of covenants which were also contained in our senior secured credit agreement. Among other things, these covenants restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the senior secured credit agreement contained the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance in all material respects with all financial covenants as of June 30, 2011 and December 31, 2010.

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

•

the Consultant’s right to exercise the Put Payment starting in June 2017 and the impact of such right on our ability to refinance our existing indebtedness when it matures, including debt under the indentures governing the notes;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule as of June 30, 2011 of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt (1):
Fixed rate debt	$—	$—	$—	$—	$400,000	$225,000	$625,000	$712,750
Average interest rate	n/a	n/a	n/a	n/a	8.9%	10.9%
Variable rate debt (2)	$—	$—	$—	$801,000	$—	$—	$801,000	$800,752
Average interest rate (3)	n/a	n/a	n/a	5.5%	n/a	n/a

Total gross debt	$—	$—	$—	$801,000	$400,000	$225,000	$1,426,000	$1,513,502

(1)	Amounts exclude discounts and therefore represent gross maturities. Additionally, this table does not reflect changes in our long-term indebtedness resulting from subsequent events as discussed in Note 9 of our financial statements contained in Part I. Financial Information—Item 1. Financial Statements.
(2)	Excludes principal payments based upon our excess cash flow as required under the senior secured credit facilities as such amounts were undeterminable.
(3)	Represents the interest rate of the term loans under the senior secured credit facilities as of June 30, 2011.

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. We had $801.0 million of unhedged variable rate debt as of June 30, 2011. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would have, respectively, increased or decreased our annual interest expense and related cash payments by approximately $8.0 million. The sensitivity analysis described above, contains certain simplifying assumptions, (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4. Controls and Procedures

Universal City Development Partners, Ltd.

The management of Universal City Development Partners Ltd. (“UCDP”) carried out an evaluation, with the participation of UCDP’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of UCDP’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, UCDP’s Principal Executive Officer and Principal Financial Officer concluded that UCDP’s disclosure controls and procedures were effective to ensure that information required to be disclosed by UCDP in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and (ii) accumulated and communicated to management, including UCDP’s Principal Executive Officer and Principal Financial Officer, in a manner sufficient to allow timely decisions regarding required disclosure.

There was no change in UCDP’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

UCDP Finance, Inc.

The management of UCDP Finance, Inc. (“Finance”) carried out an evaluation, with the participation of Finance’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of Finance’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Finance’s Principal Executive Officer and Principal Financial Officer concluded that Finance’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Finance in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms promulgated by the Securities and Exchange Commission and (ii) accumulated and communicated to management, including Finance’s Principal Executive Officer and Principal Financial Officer, in a manner sufficient to allow timely decisions regarding required disclosure.

There was no change in Finance’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 5. Other Information

Effective July 1, 2011 and in conjunction with NBCU’s purchase of Blackstone’s 50% interest in us (the “Blackstone Transaction”), UCDP ceased having an audit committee. The rules of the Securities and Exchange Commission, however, require the audit committee (the “Audit Committee”) of Comcast Corporation (“Comcast”) to pre-approve audit and non-audit services for Comcast and its consolidated subsidiaries, which, effective with the closing of the Blackstone Transaction, include UCDP and UCDP Finance, Inc. Also, on July 1, 2011, UCDP amended the Amended and Restated Agreement of Limited Partnership of UCDP dated as of June 5, 2002 as amended, between Holding II, as sole general partner, and Holding I, as sole limited partner to (i) reflect the Blackstone Transaction, (ii) reduce the number of members of the committee of representatives from six to two and (iii) eliminate the audit committee of UCDP, which is being replaced by the Audit Committee of Comcast as described above.

Item 6. Exhibits.

a) Exhibits

3.1	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. by and between Universal City Florida Holding Co. II and Universal City Florida Holding Co. I dated July 1, 2011.

3.2	First Amendment to the Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II by and between Parks Holdings Acquisition LLC, Parks Holdings Acquisition Sub LLC and Universal City Property Management II LLC dated July 1, 2011.

3.3	First Amendment to the Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I by and between Parks Holdings Acquisition LLC, Parks Holdings Acquisition Sub LLC and Universal City Property Management II LLC dated July 1, 2011.

4.1	Promissory Note between Universal City Development Partners, Ltd. and NBCUniversal Media, LLC dated July 1, 2011.

10.1	First Amendment to the Advisory Services Agreement by and among Universal City Development Partners, Ltd., Universal City Studios Productions LLLP, as successor in interest to Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. dated July 1, 2011.

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) The Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) The Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalves by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: August 3, 2011	By:	/S/ TRACEY L. STOCKWELL
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer

UCDP FINANCE, INC.

Date: August 3, 2011	By:	/S/ TRACEY L. STOCKWELL
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer