Form 10-Q
period 2011-09-30
UCDP FINANCE INC; UNIVERSAL CITY DEVELOPMENT PARTNERS LTD
filed 2011-11-02
CIK 1262449, 1262450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether either Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 2, 2011, there were 100 shares of common stock of UCDP Finance, Inc., outstanding. Not applicable to Universal City Development Partners, Ltd.

Universal City Development Partners, Ltd. and UCDP Finance, Inc. are direct or indirect wholly owned subsidiaries of NBCUniversal Media, LLC. UCDP Finance, Inc. is utilized for the sole purpose of acting as a co-issuer of the Registrants’ 8  7/8% Senior Notes due 2015 (the “2015 Notes”) and 10  7/8% Senior Subordinated Notes due 2016 (the “2016 Notes”, together with the 2015 Notes, the “Notes”). UCDP Finance, Inc. does not and will not conduct any operations or hold any assets of any kind and will not have any future revenues. Universal City Development Partners, Ltd. and UCDP Finance, Inc. met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73,272	$259,033
Accounts receivable, net	25,503	30,745
Receivables from related parties	2,962	656
Inventories	59,920	55,009
Prepaid expenses and other assets	12,525	7,531

Total current assets	174,182	352,974
Property and equipment, at cost:
Land and land improvements	507,234	505,914
Buildings and building improvements	1,526,232	1,522,333
Equipment, fixtures and furniture	1,325,407	1,313,922
Construction in process	39,058	12,071

Total property and equipment, at cost:	3,397,931	3,354,240
Less accumulated depreciation	(1,734,187)	(1,640,786)

Property and equipment, net	1,663,744	1,713,454
Other assets:
Investments in unconsolidated entities	10,833	9,213
Intangible assets, net	45,885	50,330
Deferred finance costs, net	9,687	21,081
Other assets	8,763	8,563

Total other assets	75,168	89,187

Total assets	$1,913,094	$2,155,615

Continued on next page.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(Unaudited)

(In thousands)	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$124,268	$124,662
Unearned revenue	91,219	74,614
Payables to related parties	20,317	18,993
Current portion of capital leases and financing obligations	4,021	5,801
Current portion of long-term borrowings	—	90,000

Total current liabilities	239,825	314,070
Long-term liabilities:
Long-term borrowings	402,632	1,405,168
Long-term borrowings due to related parties	450,000	—
Capital leases and financing obligations, net of current portion	24,742	27,110
Other	7,916	7,996

Total long-term liabilities	885,290	1,440,274
Equity:
Partners’ equity:
UCSP	783,278	198,014
Blackstone	—	198,014

Total Partners’ equity	783,278	396,028
Noncontrolling interest in UCRP	4,701	5,243

Total equity	787,979	401,271

Total liabilities and equity	$1,913,094	$2,155,615

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2011	September 26, 2010	September 30, 2011	September 26, 2010
Total operating revenues	$393,512	$363,567	$1,094,470	$769,634
Costs and operating expenses:
Theme park operations	61,415	54,034	172,444	145,647
Theme park selling, general and administrative	39,066	42,229	142,416	143,641
Theme park cost of products sold	45,835	42,625	127,292	90,744
Special fee payable to Universal City Studios Productions and consultant fee	26,846	24,431	73,857	51,232
Depreciation and amortization	35,583	32,029	101,677	87,655
Other	45,933	41,227	137,142	98,745

Total costs and operating expenses	254,678	236,575	754,828	617,664

Operating income	138,834	126,992	339,642	151,970
Other expense (income):
Interest expense	17,101	30,022	76,226	86,384
Interest income	(32)	(85)	(207)	(122)
Loss on extinguishment of debt	44,983	—	44,983	—
Expenses associated with debt refinancing	—	—	—	3,310
Income from investments in unconsolidated entities	(1,385)	(714)	(3,105)	(1,717)

Total other expense, net	60,667	29,223	117,897	87,855

Net income	78,167	97,769	221,745	64,115
Less: net income attributable to the noncontrolling interest in UCRP	303	505	1,821	1,457

Net income attributable to the Partners	$77,864	$97,264	$219,924	$62,658

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	UCDP’s Partners		Noncontrolling interest in UCRP	Total Equity
(In thousands)	UCSP	Blackstone
Balance at December 31, 2010	$198,014	$198,014	$5,243	$401,271
Distributions to noncontrolling interest in UCRP	—	—	(2,363)	(2,363)
Distributions to Partners and Holdings	(38,422)	(38,422)	—	(76,844)
UCSP’s acquisition of Blackstone’s equity in UCDP	230,622	(230,622)	—	—
Contributions from NBCUniversal	244,170	—	—	244,170
Net income	148,894	71,030	1,821	221,745

Balance at September 30, 2011	$783,278	$—	$4,701	$787,979

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	September 30, 2011	September 26, 2010
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$375,127	$247,749
Cash flows from investing activities
Property and equipment acquisitions	(38,990)	(94,020)

Net cash and cash equivalents used in investing activities	(38,990)	(94,020)
Cash flows from financing activities
Payment of distributions to Partners and Holdings	(76,844)	—
Receipt of contributions from Holdings	—	346
Receipt of contributions from NBCUniversal	244,170	—
Payments associated with extinguishment of debt	(21,111)	—
Distributions to the noncontrolling interest in UCRP	(2,363)	(2,002)
Payments for financing costs	—	(8,565)
Proceeds from the issuance of the NBCUniversal Note	600,000	—
Payments on long-term borrowings due to related parties	(150,000)	—
Payments on long-term borrowings, capital lease and financing obligations	(1,115,750)	(14,518)

Net cash and cash equivalents used in financing activities	(521,898)	(24,739)

Net (decrease) increase in cash and cash equivalents	(185,761)	128,990
Cash and cash equivalents at beginning of period	259,033	45,157

Cash and cash equivalents at end of period	$73,272	$174,147

Supplemental disclosures of noncash information
Capital lease and financing obligations	$—	$875

Increase (decrease) in accrued liabilities associated with capital expenditures	8,532	(25,281)

Disposal of fully depreciated assets	5,431	111

See accompanying notes.

Universal City Development Partners, Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

Prior to July 1, 2011, UCDP’s ultimate owners were Universal City Property Management II LLC (“Universal CPM”) and Blackstone Capital Partners (“Blackstone”, together with Universal CPM, the “Partners”). Through Universal City Florida Holding Co. I (“Holding I”) and Universal City Florida Holding Co. II (“Holding II”, collectively with Holding I, “Holdings”), the Partners each held 50% interests in UCDP. Universal CPM is a wholly owned subsidiary of Universal City Studios Productions LLLP (“UCSP”, formerly known as “Vivendi Universal Entertainment” or “VUE”), which in turn is a subsidiary of NBCUniversal Media, LLC. NBCUniversal Media, LLC is a wholly owned subsidiary of NBCUniversal, LLC (“NBCUniversal Holdings”). Through NBCUniversal Holdings, Comcast Corporation (“Comcast”) owns 51% of NBCUniversal Media, LLC, while General Electric Company (“GE”) owns the remaining 49%. Within these condensed consolidated financial statements, “NBCUniversal” refers to NBCUniversal Media, LLC and its affiliates. Prior to July 1, 2011, both Partners shared in profits and losses, contributions and distributions of UCDP in accordance with their ownership percentages. However, on July 1, 2011, NBCUniversal completed its acquisition of Blackstone’s 50% equity interest in UCDP for approximately $1,019,000,000. As a result, UCDP is now a wholly owned consolidated subsidiary of NBCUniversal. NBCUniversal’s acquisition fair value accounting has not been “pushed down” to the assets and liabilities of UCDP due to the 2015 Notes and the 2016 Notes that remain outstanding.

Period end

The three months ended September 30, 2011 contained 92 days, while the three months ended September 26, 2010 contained 91 days. The nine months ended September 30, 2011 contained 273 days, while the nine months ended September 26, 2010 contained 269 days. Effective the first quarter of 2011, the Company’s fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in the Company’s fiscal year, it may alter the number of days within a given quarter.

Seasonality and other factors impacting comparability

Based on the seasonality of attendance, the results for the three months and nine months ended September 30, 2011 and September 26, 2010 are not necessarily indicative of results for the full year. Additionally, on June 18, 2010, the Company opened The Wizarding World of Harry PotterTM, a sixth themed island within Universal’s Islands of Adventure. Accordingly, comparisons of the operating results and cash flows for the nine months ended September 30, 2011 and September 26, 2010 were impacted by this event.

Inventories

The major components of inventories are as follows (in thousands):

	September 30, 2011	December 31, 2010
Merchandise	$25,408	$19,279
Food and beverage	4,547	5,301
Operating supplies and maintenance parts	33,711	33,438
Less: reserves	(3,746)	(3,009)

Total	$59,920	$55,009

Intangible assets

Intangible assets primarily consist of the rights to use certain characters and trademarks. Intangible assets are recorded at net present value and amortized on a straight-line basis over periods ranging from 9 to 20 years, which have a weighted-average amortizable life of 13 years. Intangible assets totaled $45,885,000 and $50,330,000, respectively, as of September 30, 2011 and December 31, 2010. This included $19,580,000 and $15,135,000 in accumulated amortization, respectively, as of September 30, 2011 and December 31, 2010. Amortization expense amounted to $1,451,000 and $1,408,000, respectively, during the three months ended September 30, 2011 and September 26, 2010, while amortization expense amounted to $4,445,000 and $2,460,000 during the nine months ended September 30, 2011 and September 26, 2010, respectively. Amortization of existing intangible assets will be approximately $5,896,000 for 2011 and $5,804,000 for each of the four years thereafter.

Change in estimate

Due to changes in facts and circumstances in the normal course of business, portions of existing assets will be disposed of prior to their original estimated useful lives. As a result, depreciation of existing assets will be accelerated to reflect their remaining useful lives. For the three months ended September 30, 2011 and September 26, 2010, the Company incurred additional depreciation expenses of $4,120,000 and $609,000, respectively, relating to accelerating the life of various assets. Similarly, during the nine months ended September 30, 2011 and September 26, 2010, respectively, the Company incurred additional depreciation expenses of $6,779,000 and $2,235,000.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term borrowings (including current portion) (1)	$402,632	$452,481	$1,495,168	$1,566,300

(1)	Amounts as of September 30, 2011 exclude $450,000,000 payable under the NBCUniversal Note (as defined in Note 2 below).

Recent accounting pronouncements

Not applicable.

Other Comprehensive Income (Loss)

During the three months and nine months ended September 30, 2011 and September 26, 2010, the Company did not have any transactions resulting in Total Other Comprehensive Income.

2. Long-term borrowings

Indebtedness consisted of the following (in thousands, except percentages):

	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
Senior secured credit facilities	(1)	November 6, 2014	$—	$891,000
NBCUniversal Note	(2)	July 1, 2016	450,000	—
2015 Notes	8.875%	November 15, 2015	260,000	400,000
2016 Notes	10.875%	November 15, 2016	146,250	225,000

Gross principal payable			856,250	1,516,000
Unamortized discounts			(3,618)	(20,832)

Total debt			$852,632	$1,495,168

(1)	Subsequent to the April 30, 2010 amendment, the interest rate on the term loans of the senior secured credit facilities was either a base rate (calculated as the highest of the prime rate in effect on such day, the sum of 1/2 of 1.00% plus the federal funds rate, and LIBOR plus 1.00%, provided that the base rate will never be less than 2.75%) or LIBOR (provided that LIBOR will never be less than 1.75%), in each case plus a specified margin. The specified margin was 2.75% in the case of base rate loans and 3.75% in the case of LIBOR loans.
(2)	The NBCUniversal Note bears interest at LIBOR plus 250 basis points. As of September 30, 2011, this equated to a rate of 2.8%.

Current debt structure

On July 1, 2011, UCDP issued to NBCUniversal a $600,000,000 unsecured note due July 1, 2016 (the “NBCUniversal Note”), the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801,000,000) under UCDP’s senior secured credit facilities, which were terminated. In relation to the termination of the senior secured credit facilities, the Company recorded a loss on extinguishment of $16,568,000 which was primarily related to the write-off of $12,835,000 of unamortized original issuance discounts and $3,663,000 of unamortized deferred finance costs. During the three months ended September 30, 2011, the Company made prepayments totaling $150,000,000 on the NBCUniversal Note.

On August 1, 2011, UCDP completed its redemption of $140,000,000 aggregate principal amount of its 2015 Notes and $78,750,000 aggregate principal amount of its 2016 Notes. Following the redemption, $260,000,000 principal amount of UCDP’s 2015 Notes and $146,250,000 of UCDP’s 2016 Notes remain outstanding. To facilitate the redemption of the 2015 Notes and the 2016 Notes, the Company received a contribution of $244,170,000 from NBCUniversal on August 1, 2011. In relation to the redemption of the 2015 Notes and the 2016 Notes, the Company recorded a loss on extinguishment of $28,415,000 which was primarily related to the payment of a call premium in the amount of $20,989,000 in addition to the write-off of $5,368,000 of unamortized deferred finance costs and $2,006,000 of unamortized original issuance discounts. See Note 9 for a discussion of subsequent events that conformed the covenants and events of default contained in the indentures governing the 2015 Notes and the 2016 Notes to those contained in NBCUniversal’s outstanding public debt.

Prior debt structure

The term loans under the senior secured credit facilities were subject to mandatory prepayments of 100% of the net cash proceeds from certain asset sales and from the sale or issuance of indebtedness, in each case subject to certain exceptions including the Notes, and of 50% of the Company’s excess cash flow (as defined in the senior secured credit agreement) for each fiscal year on or after December 31, 2010. During the nine months ended September 30, 2011, the Company made a $90,000,000 principal payment on the senior secured credit facilities, which was equal to 50% of the excess cash flow for the year ended December 31, 2010. As permitted under the senior secured credit agreement, the Company elected to have this payment satisfy the quarterly principal installment requirement, which was equal to 0.25% of the original gross principal balance, for all future quarters.

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

As of September 30, 2011 and December 31, 2010, the Company did not have assets or liabilities valued using inputs that fall within Level 1, Level 2 or Level 3 of the three-tier hierarchy.

4. Accounts payable and accrued liabilities

The following presents major components of accounts payable and accrued liabilities (in thousands) as of:

	September 30, 2011	December 31, 2010
Accounts payable	$8,272	$13,574
Capital expenditures	11,993	3,461
Marketing and advertising	7,426	5,862
Interest	14,617	15,424
Compensation and benefits	32,559	43,465
Operating accruals	14,373	21,012
Consulting fees	8,730	7,662
Property and sales tax	18,013	6,426
Other	8,285	7,776

Total	$124,268	$124,662

5. Capital leases and financing obligations

Intangible assets and equipment, fixtures and furniture included approximately $39,931,000 and $44,591,000, related to financing obligations and capital leases as of September 30, 2011 and December 31, 2010, respectively. This included $9,064,000 and $4,404,000 in accumulated depreciation and amortization as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, future minimum payments due under financing obligations and capital leases totaled approximately $28,763,000 (net of $8,911,000 in interest). Future minimum payments include $5,577,000, $5,032,000, $4,174,000 and $13,980,000, due in 2012, 2013, 2014, and years subsequent to 2014, respectively.

6. Related party transactions

Long-term borrowings due to related parties

For a discussion of the long-term borrowings due to related parties, see “Note 2. Long-term borrowings” and the related discussion of the NBCUniversal Note.

Universal City Studios Productions’ special fee

Under the terms of UCDP’s partnership agreement, a special fee is payable to UCSP through Universal CPM equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended September 30, 2011 and September 26, 2010, the Company paid fees to UCSP of $17,871,000 and $10,971,000, respectively, while during the nine months ended September 30, 2011 and September 26, 2010, the Company paid fees of $47,887,000 and $27,111,000, respectively. In addition, at September 30, 2011 and December 31, 2010, respectively, the amount payable to related parties included $18,276,000 and $15,969,000 related to the current portion of special fees payable to UCSP.

Distributions

During the nine months ended September 30, 2011, the Company made distributions to the Partners of $31,582,000, which represented the Partners’ expected payments of income taxes based on the Company’s financial results. This distribution was required under the Company’s partnership agreement. Additionally, during the nine months ended September 30, 2011, the Company made a distribution to the Partners in the amount of $44,758,000 as previously allowed by the excess cash flow provisions of the senior secured credit facilities. Also, during the nine months ended September 30, 2011, the Company made a distribution to Holdings in the amount of $504,000.

Advisory services agreements

UCDP has an Advisory Services Agreement (“Services Agreement”) in which the Partners provide UCDP with advisory and consulting services in connection with the ongoing strategic and operational oversight of UCDP’s affairs in such areas as financing structures, public and private offerings of debt and equity securities and property dispositions and acquisitions. In connection with the Services Agreement, UCDP paid each Partner $1,250,000 annually. On July 1, 2011, this agreement was amended to terminate all of Blackstone’s rights and obligations under such agreement. Accordingly, the Company recorded a charge of $625,000 during the nine months ended September 30, 2011 related to the unamortized portion of Blackstone’s 2011 fee.

7. Commitments and contingencies

Litigation

The Company is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact on the Company’s results of operations, financial position or cash flows.

Consultant agreement

UCDP has an agreement (the “Consultant Agreement”) with Steven Spielberg (the “Consultant”) under which UCDP pays a fee for consulting services and exclusivity equal to a percentage of certain gross revenues from the attractions and certain other facilities owned or operated, in whole or in part, by UCDP. The accompanying condensed consolidated statements of operations include consulting fee expense under the Consultant Agreement of $8,730,000 and $7,947,000 during the three months ended September 30, 2011 and September 26, 2010, respectively. Similarly, consulting fees under the Consultant Agreement during the nine months ended September 30, 2011 and September 26, 2010 amounted to $24,027,000 and $16,690,000, respectively.

Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and/or television themed attractions owned or operated, in whole or in part, by UCDP, or any of UCDP’s partners or any of their affiliates, other than in Universal City, California. As of September 30, 2011, the only operating theme parks that are deemed to be comparable projects under the Consultant Agreement are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. The Consultant may also be entitled to participate in certain sales of equity by the Company’s partners and to participate in certain real estate development activities of the Company’s partners or their affiliates. Universal Studios Company LLC (“USC”), an indirect wholly owned subsidiary of NBCUniversal Media, LLC and the indirect parent of UCSP, has guaranteed UCDP’s obligations under the Consultant Agreement for the benefit of the Consultant, and UCSP has assumed USC’s obligations under that guarantee and has agreed to indemnify UCDP for any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by UCDP. Accordingly, fees with respect to Universal Studios Japan and Universal Studios Singapore are paid by an affiliate of UCSP and are not paid by UCDP. However, if such comparable project fees were not paid by that party, UCDP would be required to make the payments and seek indemnification from UCSP.

On October 18, 2009, the Company executed an amendment to the Consultant Agreement (the “2009 Amendment”). Prior to the 2009 Amendment, starting in June 2010, the Consultant had the right, upon 90 days notice, to terminate the Company’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams in the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”). Under the terms of the 2009 Amendment, the earliest exercise date for the Put Payment is June 2017. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows the Company the right to use ideas generated during the term of the Consultant Agreement without further payment. In addition, the 2009 Amendment established a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment and modified terms related to comparable projects so that in addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, the Company estimates that the Alternative Payment for its parks could range from $160,000,000 to $290,000,000, and the Alternative Payment for Universal Studios Japan could range from $135,000,000 to $245,000,000. This range has been calculated based on hypothetical treasury rates, and the Company cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant exercises his right to receive the Put Payment and the payment becomes due. The 2009 Amendment also provided the Consultant a second-priority lien, which was automatically and unconditionally released in connection with the termination of the Company’s senior secured credit facilities (see Note 2), over UCDP’s real and tangible personal property (including a mortgage on the Company’s real property up to $400,000,000) to secure the Company’s periodic and one-time payment obligations and such amendment caps the Company’s ability to incur secured borrowings to an amount equal to the greater of $975,000,000 and 3.75x UCDP’s EBITDA (as defined in the senior secured credit facilities). In connection with the 2009 Amendment, NBCUniversal Media, LLC guaranteed the Company’s obligations under the Consultant Agreement and the Company amended its partnership agreement to increase the special fee payable to UCSP thereunder through June 2017 from 5.0% to 5.25%. Upon the sale of any portion of UCSP’s or certain of its affiliates’ respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers.

8. Guarantor information

The Company’s payment obligations under the 2016 Notes and the 2015 Notes are fully and unconditionally guaranteed, jointly and severally, by the following domestic wholly owned subsidiaries: UPRV and UOOMS. The following is condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three months and nine months ended September 30, 2011 and September 26, 2010 for UCDP and UCDP Finance, Inc. (collectively the “Parent”), the combined guarantor subsidiaries of UCDP (collectively, the “Guarantors”), and the non-guarantor subsidiary of UCDP (collectively, the “Non-Guarantors”).

Condensed consolidating balance sheet

(in thousands)

	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors
	September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$50,945	$21,867	$460	$—	$73,272
Other current assets	103,032	1,495	1,311	(4,928)	100,910

Total current assets	153,977	23,362	1,771	(4,928)	174,182
Property and equipment, at cost	3,382,320	1,429	14,182	—	3,397,931
Less accumulated depreciation	(1,724,622)	(1,124)	(8,441)	—	(1,734,187)

Total property and equipment, net	1,657,698	305	5,741	—	1,663,744
Other assets:
Investments in unconsolidated entities	21,154	—	—	(10,321)	10,833
Intangible assets, net	41,630	—	4,255	—	45,885
Other assets	18,450	—	—	—	18,450

Total other assets	81,234	—	4,255	(10,321)	75,168

Total assets	$1,892,909	$23,667	$11,767	$(15,249)	$1,913,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,104	$1,642	$624	$(102)	$124,268
Other current liabilities	102,237	16,405	1,741	(4,826)	115,557

Total current liabilities	224,341	18,047	2,365	(4,928)	239,825
Long-term liabilities:
Long-term borrowings	852,632	—	—	—	852,632
Other long-term liabilities	32,658	—	—	—	32,658

Total long-term liabilities	885,290	—	—	—	885,290
Equity:
Partners’ equity	783,278	5,620	9,402	(15,022)	783,278
Noncontrolling interest in UCRP	—	—	—	4,701	4,701

Total equity	783,278	5,620	9,402	(10,321)	787,979

Total liabilities and equity	$1,892,909	$23,667	$11,767	$(15,249)	$1,913,094

Condensed consolidating balance sheet

(in thousands)

	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors	Non-Guarantors
	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$238,330	$19,882	$821	$—	$259,033
Other current assets	99,729	2,537	1,203	(9,528)	93,941

Total current assets	338,059	22,419	2,024	(9,528)	352,974
Property and equipment, at cost	3,339,055	1,245	13,940	—	3,354,240
Less accumulated depreciation	(1,631,928)	(1,057)	(7,801)	—	(1,640,786)

Total property and equipment, net	1,707,127	188	6,139	—	1,713,454
Other assets:
Investments in unconsolidated entities	14,666	—	—	(5,453)	9,213
Intangible assets, net	45,640	—	4,690	—	50,330
Other assets	29,644	—	—	—	29,644

Total other assets	89,950	—	4,690	(5,453)	89,187

Total assets	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,381	$2,707	$853	$(279)	$124,662
Other current liabilities	177,453	19,690	1,514	(9,249)	189,408

Total current liabilities	298,834	22,397	2,367	(9,528)	314,070
Long-term liabilities:
Long-term borrowings	1,405,168	—	—	—	1,405,168
Other long-term liabilities	35,106	—	—	—	35,106

Total long-term liabilities	1,440,274	—	—	—	1,440,274
Equity:
Partners’ equity	396,028	210	10,486	(10,696)	396,028
Noncontrolling interest in UCRP	—	—	—	5,243	5,243

Total equity	396,028	210	10,486	(5,453)	401,271

Total liabilities and equity	$2,135,136	$22,607	$12,853	$(14,981)	$2,155,615

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$365,895	$39,385	$5,637	$(17,405)	$393,512
Costs and operating expenses:
Theme park operations	61,415	—	—	—	61,415
Theme park selling, general and administrative	39,066	—	—	—	39,066
Theme park cost of products sold	45,835	—	—	—	45,835
Other costs and operating expenses	83,748	37,001	5,018	(17,405)	108,362

Total costs and operating expenses	230,064	37,001	5,018	(17,405)	254,678

Operating income	135,831	2,384	619	—	138,834

Other expense (income):
Interest expense	17,094	—	7	—	17,101
Loss on extinguishment of debt	44,983	—	—	—	44,983
Other income	(1,410)	(7)	—	—	(1,417)

Total other expense (income), net	60,667	(7)	7	—	60,667

Net income	75,164	2,391	612	—	78,167
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	303	303

Net income attributable to the Partners	$75,164	$2,391	$612	$(303)	$77,864

Condensed consolidating statement of operations

(in thousands)

	Three Months Ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$334,563	$39,236	$6,137	$(16,369)	$363,567
Costs and operating expenses:
Theme park operations	54,034	—	—	—	54,034
Theme park selling, general and administrative	42,229	—	—	—	42,229
Theme park cost of products sold	42,625	—	—	—	42,625
Other costs and operating expenses	72,273	36,664	5,119	(16,369)	97,687

Total costs and operating expenses	211,161	36,664	5,119	(16,369)	236,575

Operating income	123,402	2,572	1,018	—	126,992

Other expense (income):
Interest expense	30,014	—	8	—	30,022
Other income, net	(782)	(17)	—	—	(799)

Total other expense (income)	29,232	(17)	8	—	29,223

Net income	94,170	2,589	1,010	—	97,769
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	505	505

Net income attributable to the Partners	$94,170	$2,589	$1,010	$(505)	$97,264

Condensed consolidating statement of operations

(in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$1,013,279	$109,932	$19,042	$(47,783)	$1,094,470
Costs and operating expenses:
Theme park operations	172,444	—	—	—	172,444
Theme park selling, general and administrative	142,416	—	—	—	142,416
Theme park cost of products sold	127,292	—	—	—	127,292
Other costs and operating expenses	240,534	104,548	15,377	(47,783)	312,676

Total costs and operating expenses	682,686	104,548	15,377	(47,783)	754,828

Operating income	330,593	5,384	3,665	—	339,642

Other expense (income):
Interest expense	76,203	—	23	—	76,226
Loss on extinguishment of debt	44,983	—	—	—	44,983
Other income	(3,285)	(27)	—	—	(3,312)

Total other expense (income), net	117,901	(27)	23	—	117,897

Net income	212,692	5,411	3,642	—	221,745
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	1,821	1,821

Net income attributable to the Partners	$212,692	$5,411	$3,642	$(1,821)	$219,924

Condensed consolidating statement of operations

(in thousands)

	Nine Months Ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating revenues:
Total operating revenues	$712,682	$71,256	$17,058	$(31,362)	$769,634
Costs and operating expenses:
Theme park operations	145,647	—	—	—	145,647
Theme park selling, general and administrative	143,641	—	—	—	143,641
Theme park cost of products sold	90,744	—	—	—	90,744
Other costs and operating expenses	185,178	69,695	14,121	(31,362)	237,632

Total costs and operating expenses	565,210	69,695	14,121	(31,362)	617,664

Operating income	147,472	1,561	2,937	—	151,970

Other expense (income):
Interest expense	86,362	1	21	—	86,384
Other expense (income), net	1,497	(26)	—	—	1,471

Total other expense (income)	87,859	(25)	21	—	87,855

Net income	59,613	1,586	2,916	—	64,115
Less: net income attributable to the noncontrolling interest in UCRP	—	—	—	1,457	1,457

Net income attributable to the Partners	$59,613	$1,586	$2,916	$(1,457)	$62,658

Condensed consolidating statement of cash flows

(in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$370,714	$2,169	$4,607	$(2,363)	$375,127
Cash flows from investing activities
Property and equipment acquisitions	(38,564)	(184)	(242)	—	(38,990)

Net cash and cash equivalents used in investing activities	(38,564)	(184)	(242)	—	(38,990)

Cash flows from financing activities
Payment of distributions	(76,844)	—	(4,726)	4,726	(76,844)
Receipt of contributions from NBCUniversal	244,170	—	—	—	244,170
Proceeds from NBCUniversal Note	600,000	—	—	—	600,000
Distributions to noncontrolling interest in UCRP	—	—	—	(2,363)	(2,363)
Payments associated with extinguishment of debt	(21,111)	—	—	—	(21,111)
Payments on long-term borrowings, capital lease and financing obligations	(1,265,750)	—	—	—	(1,265,750)

Net cash and cash equivalents used in financing activities	(519,535)	—	(4,726)	2,363	(521,898)

Net (decrease) increase in cash and cash equivalents	(187,385)	1,985	(361)	—	(185,761)
Cash and cash equivalents at beginning of period	238,330	19,882	821	—	259,033

Cash and cash equivalents at end of period	$50,945	$21,867	$460	$—	$73,272

Condensed consolidating statement of cash flows

(in thousands)

	Nine Months Ended September 26, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Cash flows from operating activities
Net cash and cash equivalents provided by operating activities	$224,329	$21,434	$3,988	$(2,002)	$247,749
Cash flows from investing activities
Property and equipment acquisitions	(93,937)	—	(83)	—	(94,020)

Net cash and cash equivalents used in investing activities	(93,937)	—	(83)	—	(94,020)

Cash flows from financing activities
Payment of distributions	—	—	(4,004)	4,004	—
Receipt of contributions from Holdings	346	—	—	—	346
Distributions to noncontrolling interest in UCRP	—	—	—	(2,002)	(2,002)
Payments on long-term borrowings, capital lease and financing obligations	(14,518)	—	—	—	(14,518)
Payments for financing costs	(8,565)	—	—	—	(8,565)

Net cash and cash equivalents used in financing activities	(22,737)	—	(4,004)	2,002	(24,739)

Net increase (decrease) in cash and cash equivalents	107,655	21,434	(99)	—	128,990
Cash and cash equivalents at beginning of period	43,313	1,481	363	—	45,157

Cash and cash equivalents at end of period	$150,968	$22,915	$264	$—	$174,147

9. Subsequent Event

On October 7, 2011, NBCUniversal announced the successful completion of its consent solicitation and offer to guarantee $260,000,000 of the Company’s 2015 Notes and $146,250,000 of the Company’s 2016 Notes. In exchange for NBCUniversal’s full and unconditional guarantee of the 2015 Notes and the 2016 Notes, a majority of the holders of each series of Notes agreed to amendments that conform the Notes’ covenants and events of default to those contained in NBCUniversal’s outstanding public debt securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview related to financial results

On October 7, 2011, NBCUniversal Media, LLC and its affiliates (NBCUniversal Media, LLC and its affiliates collectively, “NBCUniversal”) announced the successful completion of its consent solicitation and offer to guarantee our 2015 Notes and 2016 Notes. In exchange for NBCUniversal’s full and unconditional guarantee of the 2015 Notes and the 2016 Notes, a majority of the holders of each series of Notes agreed to amendments that conform the Notes’ covenants and events of default to those contained in NBCUniversal’s outstanding public debt securities. Because our public debt securities are fully and unconditionally guaranteed by NBCUniversal, once NBCUniversal files its 2011 annual report with the SEC, we will no longer file separate annual, quarterly or other reports with the SEC, including our annual report for the year ended December 31, 2011. NBCUniversal will include in its SEC reports summary information about our results of operations and certain consolidating financial information.

On July 1, 2011, NBCUniversal completed its acquisition of the remaining 50% equity interest in us from affiliates of Blackstone Group L.P. (collectively, “Blackstone”) for approximately $1,019 million. As a result, we are now a wholly owned consolidated subsidiary of NBCUniversal. Also, on July 1, 2011, we issued to NBCUniversal a $600 million unsecured note due July 1, 2016 (the “NBCUniversal Note”), the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801 million) under our senior secured credit facilities, which were terminated. The NBCUniversal Note bears interest at LIBOR plus 250 basis points. On August 1, 2011, we completed our redemption of $140 million aggregate principal amount of our 2015 Notes and $79 million aggregate principal amount of our 2016 Notes. To facilitate the redemption of the 2015 Notes and the 2016 Notes, we received a contribution of approximately $244 million from NBCUniversal on August 1, 2011. These transactions resulted in a considerable deleveraging of our business. As a result, at September 30, 2011, we had $73 million in Cash And Cash Equivalents, while we owed $856 million on our gross long-term indebtedness.

Our operating results have improved significantly since the opening of The Wizarding World of Harry PotterTM on June 18, 2010. For the first nine months of 2011, both paid theme park admissions and total per capita spending increased when compared to 2010. The increase in volume and guest spending resulted in 42% growth in Total Operating Revenues, which increased $325 million to $1,094 million compared to 2010. Net Income totaled $222 million in the first nine months of 2011 as compared to $64 million in the prior year. Operating Income totaled $340 million during 2011 which was up $188 million compared to 2010. Due to changes in our fiscal calendar, the first nine months of 2011 contained four additional days compared to 2010.

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

Based on the seasonality of our attendance, the results for the three months and nine months ended September 30, 2011 and September 26, 2010 are not necessarily indicative of results for the full year.

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

Period end

The three months ended September 30, 2011 contained 92 days, while the three months ended September 26, 2010 contained 91 days. The nine months ended September 30, 2011 contained 273 days, while the nine months ended September 26, 2010 contained 269 days. Effective the first quarter of 2011, our fiscal calendar was changed from a 13-week format to a traditional calendar with quarter ending dates of March 31, June 30, September 30 and December 31. Although this will not impact the total number of days in our fiscal year, it may alter the number of days within a given quarter.

Results of operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 26, 2010

The following table summarizes our results of operations during the three months ended September 30, 2011 and September 26, 2010 (in thousands except percentages):

	Three Months Ended		% Change Favorable/ (Unfavorable)
	September 30, 2011	September 26, 2010
Operational data:
Statement of operations data:
Total operating revenues	$393,512	$363,567	8.2%
Costs and operating expenses:
Operating costs and expenses	219,095	204,546	(7.1%)
Depreciation and amortization	35,583	32,029	(11.1%)

Total costs and operating expenses	254,678	236,575	(7.7%)

Operating income	138,834	126,992	9.3%
Non-operating expense, net	60,667	29,223	NM

Net income	78,167	97,769	(20.0%)
Less: net income attributable to the noncontrolling interest in UCRP	303	505	40.0%

Net income attributable to the Partners	$77,864	$97,264	(19.9%)

NM—Not meaningful

Total Operating Revenues increased $29.9 million, or 8%, compared to the third quarter of 2010, primarily due to higher per capita spending. Ticket revenue on a per-paid-admission basis increased as a result of changes in our ticket offerings and selective price changes to maximize yield. Similarly, merchandise revenue on a per-turnstile-admission basis increased primarily due to guest spending on products related to The Wizarding World of Harry PotterTM. We also experienced growth compared to the prior year in our aged pass sales which benefited from increased quantities of unredeemed tickets sold in 2010.

Operating Costs And Expenses increased $14.5 million, or 7%, primarily due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased operating hours in the current quarter in addition to increased wage rates and employee benefit costs. Additionally, we added new content and entertainment for our guests in the current year due to the higher guest visitation since the opening of The Wizarding World of Harry PotterTM. We also incurred certain volume-related increases in our merchandise cost of goods, credit card fees, the special fee payable to Universal City Studios Productions, and the Consultant fee. Depreciation And Amortization increased $3.6 million, or 11%, as we accelerated depreciation on certain assets. Non-Operating Expense, Net increased $31.4 million compared to 2010 as we incurred charges totaling $45.0 million related to the extinguishment of our senior secured credit facilities and the redemption of our 2015 Notes and 2016 Notes. These charges were partially offset by reduced interest expense of $12.9 million as a result of the reduced principal balances and lower interest rates related to our long-term indebtedness.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 26, 2010

The following table summarizes our results of operations during the nine months ended September 30, 2011 and September 26, 2010 (in thousands except percentages):

	Nine Months Ended		% Change
	September 30, 2011	September 26, 2010	Favorable/ (Unfavorable)
Statement of operations data:
Total operating revenues	$1,094,470	$769,634	42.2%
Costs and operating expenses:
Operating costs and expenses	653,151	530,009	(23.2%)
Depreciation and amortization	101,677	87,655	(16.0%)

Total costs and operating expenses	754,828	617,664	(22.2%)

Operating income	339,642	151,970	NM
Non-operating expense, net	117,897	87,855	(34.2%)

Net income	221,745	64,115	NM
Less: net income attributable to the noncontrolling interest in UCRP	1,821	1,457	(25.0%)

Net income attributable to the Partners	$219,924	$62,658	NM

NM—Not meaningful

Total Operating Revenues increased $324.8, or 42%, due to a combination of increased theme park attendance and strong per capita spending compared to the first nine months of 2010. The majority of the increased volume relates to our new content and marketing efforts; however, due to changes in our fiscal calendar, the year-to-date period of 2011 contained four additional days compared to 2010. The increase in per capita spending was broad based with every category of per capita spending showing significant growth. Ticket revenue on a per-paid-admission basis increased as a result of changes in our ticket offerings and selective price changes to maximize yield. Similarly, merchandise, food and beverage revenue on a per-turnstile-admission basis increased primarily due to guest spending on new merchandise products and food and beverage offerings related to The Wizarding World of Harry PotterTM. We also experienced growth in sales of our Universal Express PlusSM product and improvement in our aged pass sales, parking and special event categories. Furthermore, higher volumes helped to increase revenues at our travel company and CityWalk operations.

Operating Costs And Expenses increased $123.1 million, or 23%, largely due to incremental spend on entertainment, ride maintenance and other operating costs resulting from increased attendance and the opening of The Wizarding World of Harry PotterTM. We also experienced increases in our operating costs due to increased wage rates and employee benefit costs. Additionally, we added new content and entertainment for our guests in the current year due to the higher guest visitation since the opening of The Wizarding World of Harry PotterTM. We also incurred certain volume-related increases in our merchandise and food and beverage cost of goods, credit card fees, the special fee payable to Universal City Studios Productions, and the Consultant fee. Similarly, costs at our CityWalk operations and travel company increased due to the increased volume noted previously. Depreciation And Amortization increased $14.0 million, or 16%, as we incurred a full nine months of depreciation and amortization associated with our new content. Non-Operating Expense, Net increased $30.0 million compared to 2010 as we incurred charges totaling $45.0 million related to the extinguishment of our senior secured credit facilities and the redemption of our 2015 Notes and 2016 Notes. These charges were partially offset by reduced interest expense of $10.2 million as a result of our lower principal balances and interest rates and a $3.3 million charge incurred in 2010 due to the refinancing of our senior secured credit facilities.

Liquidity, capital resources and financial position

In light of the difficult economic climate and our reliance on discretionary consumer spending, our liquidity is subject to numerous risks as discussed in “Item 1A. Risk factors.” located within our Form 10-K for the year ended December 31, 2010.

Overview

We believe our ability to generate cash flows from operations is a key financial strength as well as our principal source of liquidity. We have generated positive cash flows from operations for each of the past five years, and we believe that we will continue to generate positive cash flows from operations in 2011 and in future years. In addition to the cash flow generated from our operations, our available cash on hand also provides liquidity. As such, we believe that we have the financial resources necessary to meet business requirements for the next 12 months. Historically, our principal liquidity requirements have been for capital expenditures, special fee payments, debt retirements, interest payments, working capital and Consultant fee payments. Our strategy includes rationalizing our land holdings, which may involve sales from time to time of non-strategic land assets. However, as of September 30, 2011 and December 31, 2010, we had no land assets that qualified as held for sale in accordance with applicable accounting guidance.

On July 1, 2011, NBCUniversal completed its acquisition of Blackstone’s 50% equity interest in us for approximately $1,019 million. As a result, we are now a wholly owned consolidated subsidiary of NBCUniversal. Also, on July 1, 2011, we issued to NBCUniversal a $600.0 million unsecured note due July 1, 2016, the proceeds of which, together with available cash on hand, were used to refinance and repay all amounts outstanding ($801.0 million) under our senior secured credit facilities, which were terminated. The NBCUniversal Note bears interest at LIBOR plus 250 basis points. Additionally, during the three months ended September 30, 2011, we made prepayments totaling $150.0 million on the NBCUniversal Note. On August 1, 2011, we completed our redemption of $140.0 million aggregate principal amount of our 2015 Notes and $78.8 million aggregate principal amount of our 2016 Notes. To facilitate the redemption of the 2015 Notes and the 2016 Notes, we received a contribution of approximately $244.2 million from NBCUniversal on August 1, 2011.

On October 7, 2011, NBCUniversal announced the successful completion of its consent solicitation and offer to guarantee $260.0 million of our 2015 Notes and $146.3 million of our 2016 Notes. In exchange for NBCUniversal’s full and unconditional guarantee of the 2015 Notes and the 2016 Notes, a majority of the holders of each series of Notes agreed to amendments that conform the Notes’ covenants and events of default to those contained in NBCUniversal’s outstanding public debt securities.

Historically, our business structure was heavily leveraged, although since July 1, 2011, we entered into certain transactions, as discussed above, which significantly reduced our long-term indebtedness. Accordingly, as of September 30, 2011, our total debt was $852.6 million. This total included $450.0 million outstanding under the NBCUniversal Note, $257.8 million outstanding under the Senior Notes ($260.0 million, net of a remaining unamortized discount of $2.2 million) and $144.8 million outstanding under the Senior Subordinated Notes ($146.2 million, net of a remaining unamortized discount of $1.4 million). As of December 31, 2010, our total debt was $1,495.2 million. This total included $876.5 million outstanding under our senior secured credit agreement ($891.0 million, net of a remaining unamortized discount of $14.5 million), $396.1 million outstanding under the Senior Notes ($400.0 million, net of a remaining unamortized discount of $3.9 million) and $222.6 million outstanding under the Senior Subordinated Notes ($225.0 million, net of a remaining unamortized discount of $2.4 million). The Senior Notes will mature on November 15, 2015, and the Senior Subordinated Notes will mature on November 15, 2016. Our Notes are guaranteed by certain of our existing domestic subsidiaries as well as by NBCUniversal. Our access to capital markets and our ability to issue various securities to raise capital could be affected by our credit ratings.

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

The following table summarizes key aspects in our historical financial position and liquidity (in thousands):

	As of
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$73,272	$259,033

Unused portion of revolving credit facilities	n/a	75,000

Current portion of long-term borrowings, capital leases and financing obligations	4,021	95,801

Special fee payable to UCSP	18,276	15,969

Total long-term obligations (1)	877,374	1,432,278

(1)	Long-term obligations include long-term borrowings (excluding current portions), long-term borrowings due to related parties, long-term capital leases and financing obligations but exclude amounts payable under the Consultant Agreement. For more information regarding capital leases and financing obligations, see Note 5 in Item 1. Financial Statements.

Cash flow summary

The following table summarizes key aspects of our cash flows for the nine months ended September 30, 2011 and September 26, 2010 (in thousands):

	Nine Months Ended
	September 30, 2011	September 26, 2010
Net cash and cash equivalents provided by operating activities	$375,127	$247,749

Net cash and cash equivalents used in investing activities	38,990	94,020

Cash paid for capital expenditures	38,990	94,020

Net cash and cash equivalents used in financing activities	521,898	24,739

During the nine months ended September 30, 2011 and September 26, 2010, Net Cash Provided By Operating Activities was $375.1 million and $247.7 million, respectively. This increase in cash flow from operating activities of $127.4 million is primarily due to an improvement in our net income of $157.6 million. Additionally, we had incremental expenses associated with debt financings (including extinguishment transactions) of $41.7 million and incremental depreciation expense of $12.0 million, which were both included as adjustments to reconcile Net Income to Net Cash And Cash Equivalents Provided By Operating Activities. These items were partially offset by a reduction in cash flow from working capital of $83.1 million. The decrease in our working capital was primarily due to payments made in 2011 under our incentive plans, reduced growth in our deferred revenue balance during 2011 as compared to 2010, and the reduction of accrued interest as a result of the repayment of the senior secured credit facilities and the partial redemption of the 2015 Notes and 2016 Notes.

Net Cash Used In Investing Activities for the nine months ended September 30, 2011 and September 26, 2010 totaled $39.0 million and $94.0 million, respectively. For both periods, the amount consisted exclusively of capital expenditures. The decrease in capital expenditures is largely due to the completion of The Wizarding World of Harry PotterTM in June 2010. We make annual investments both to provide ongoing capital support for our existing park attractions and infrastructure, and also to fund the development of new park attractions and infrastructure. We believe these investments are critical in maintaining our position of having technologically advanced theme parks and to effectively compete with our competitors. These costs can vary from one year to the next, depending on the timing of the construction cycles

During the nine months ended September 30, 2011 and September 26, 2010, Net Cash Used In Financing Activities was $521.9 million and $24.7 million, respectively. The cash outflows during the nine months ended September 30, 2011 were primarily made up of the following items: i) repayment of the $891.0 million outstanding under the senior secured credit facilities; ii) $218.8 million in combined redemptions on the 2015 Notes and 2016 Notes; iii) $150.0 million in principal payments on the NBCUniversal Note; iv) distributions to Universal City Property Management II LLC and Blackstone Capital Partners (prior to July 1, 2011, the “Partners”), totaling $76.8 million and v) $21.1 million in payments on financing costs. These items were partially offset by the issuance of the $600.0 million NBCUniversal Note and a $244.2 million contribution from NBCUniversal. As discussed previously, the proceeds from the NBCUniversal Note were used to repay the senior secured credit facilities, while the proceeds from the contribution were used to facilitate the redemption of the 2015 Notes and 2016 Notes. The amounts used during the nine months ended September 26, 2010 primarily related to $8.6 million in payments of financing costs that were incurred during our amendment of the senior secured credit facility in April 2010 or accrued during our refinancing in November 2009, in addition to $14.5 million in payments on our long-term obligations.

Consultant agreement

On October 18, 2009, we executed an amendment to our agreement (the “Consultant Agreement”), under which we pay a fee to Steven Spielberg (the “Consultant”) for consulting services and exclusivity equal to a percentage of certain revenues from our attractions and other facilities owned or operated, in whole or in part, by us. Under the terms of the Consultant Agreement, the Consultant is also entitled to a fee based on a percentage of gross revenues of comparable projects, which are gated motion picture and television themed attractions owned or operated, in whole or in part, by us, or any of our partners or any of their affiliates, other than in Universal City, California. At present, the only operating theme parks that are deemed to be comparable projects are Universal Studios Japan in Osaka, Japan and Universal Studios Singapore on Sentosa Island, Singapore. See Note 7 “Commitments and contingencies” of the accompanying notes to the condensed consolidated financial statements of the Company in “Part I—Item 1. Financial Statements” for information on the fee expense incurred under the Consultant Agreement for the three months and nine months ended September 30, 2011 and September 26, 2010, respectively.

The Consultant Agreement does not have an expiration date, but starting in June 2017, the Consultant has the right, upon 90 days’ notice, to terminate UCDP’s obligation to make periodic payments thereunder and receive instead one cash payment equal to the fair market value of the Consultant’s interest in the revenue streams or, under certain circumstances, an alternative one-time payment, in each case with respect to the Orlando parks and any comparable projects that were open at that time for at least one year (the “Put Payment”), which amounts could be significant. If the Put Payment is exercised, the Consultant will be precluded from competing or consulting with another theme park for a period of five years after exercise, and the Consultant Agreement allows UCDP the right to use ideas generated during the term of the Consultant Agreement without further payment. The Consultant Agreement contains a formula-based method that includes a risk premium of 6.5% with respect to the Orlando parks to determine the amount of the Put Payment. The Consultant Agreement allows the Consultant to make a one-time election to fix the values for certain, but not all, inputs into the aforementioned formula to establish a minimum amount for the one-time payment to the Consultant (the “Alternative Payment”) in the event that the date the Consultant gives notice to terminate his right to receive compensation under the Consultant Agreement is at least 90 days before March 31, 2018. Although the Consultant made this election on January 15, 2010, the actual amount of the Alternative Payment cannot be determined prior to the Consultant exercising his right to receive the Put Payment, as the Alternative Payment amount is dependent on a discount rate that will set 90 days after the date on which the Consultant exercises his right to receive the Put Payment. The discount rate is based on the actual treasury rate on such date plus a risk premium. However, based on a sensitivity analysis of possible treasury and comparable rates for the United States and Japan ranging from 0% to 15%, we estimate that the Alternative Payment for our parks could range from $160.0 million to $290.0 million, and the Alternative Payment for Universal Studios Japan could range from $135.0 million to $245.0 million. This range has been calculated based on hypothetical treasury rates, and we cannot provide assurance as to the timing or amount of the Put Payment or the Alternative Payment. These payments may be higher or lower than the range provided above and any such deviation could be material. Any such payment will only be finally determinable once the Consultant exercises his right to receive the Put Payment and the payment becomes due. In addition to the existing comparable parks, three contemplated comparable parks are vested immediately for purposes of the quarterly consulting fee payments, but each such contemplated comparable park must still be open for at least one year at the time the Put Payment is exercised in order for such project to be included in the Put Payment. In addition, the Consultant had a second-priority lien over UCDP’s real and tangible personal property, including a mortgage on our real property up to $400.0 million, to secure UCDP’s periodic and one-time payment obligations and the Notes were effectively subordinated to the Consultant’s interests to the extent of the value of those assets. The lien securing the Consultant’s interest, which was automatically and unconditionally released in connection with the termination of our senior secured credit facilities (see Note 2 in Part I. Financial Information—Item 1. Financial Statements), was junior to the lien that secured our senior secured credit facilities. The Consultant Agreement caps UCDP’s ability to incur secured borrowings to an amount equal to the greater of $975.0 million and 3.75x UCDP’s Covenant EBITDA (as previously defined in the senior secured credit agreement). Upon the sale of any portion of Universal City Studios Productions’ or certain of its affiliates’ (the “NBCUniversal Parties”) respective interest in UCDP, the Consultant may have the right to sell in such sale an equal portion of his compensation rights under the Consultant Agreement to the prospective purchasers. Our obligations under the agreement are guaranteed by NBCUniversal Media, LLC and Universal Studios Company LLC (“USC”), as successor to MCA Inc., and USC’s obligations under that guarantee have in turn been assumed by Universal City Studios Productions LLLP (“UCSP”). UCSP has indemnified us against any liability under the Consultant Agreement related to any comparable project that is not owned or controlled by us. While UCDP remains ultimately liable for those obligations, historically the comparable parks have paid them directly to the Consultant. However, if such comparable parks were not to pay, UCDP would be required to make the payments and seek indemnification from UCSP. See “Item 1A. Risk Factors—Risks related to our indebtedness—Our ability to refinance our debt obligations, including the notes, could be adversely impacted by the Consultant’s right, starting in June 2017, to terminate the periodic payments under the Consultant Agreement and receive instead one payment equal to the fair market value of the Consultant’s interest in the Orlando parks and any comparable projects or, under certain circumstances, an alternative one-time payment”, located within our Form 10-K for the year ended December 31, 2010.

Special fee requirements

Under our partnership agreement, a “special fee” is payable to UCSP through Universal City Property Management II LLC (“Universal CPM”) equal to 5.25% of certain revenue, as defined, generated by Universal Studios Florida and Universal’s Islands of Adventure. During the three months ended September 30, 2011 and September 26, 2010 the special fee amounted to $18.1 million and $16.5 million, respectively, while during the nine months ended September 30, 2011 and September 26, 2010 the special fee amounted to $49.8 million and $34.5 million, respectively. During the three months ended September 30, 2011 and September 26, 2010, the interest incurred on the special fee was $0.2 million and $0.1 million, respectively, while during the nine months ended September 30, 2011 and September 26, 2010, the interest incurred on the special fee was $0.4 million and $0.3 million, respectively.

Previously, under the terms of our senior secured credit agreement and the indentures governing the 2015 and 2016 Notes, the special fee related to both Universal Studios Florida and Universal’s Islands of Adventure could only be paid upon achievement of certain but different ratios. The most restrictive quarterly covenant for payment of the special fee was a fixed charge coverage ratio (as historically defined in the senior secured credit agreement) or a special fee ratio (as historically defined in the bond indentures) greater than or equal to 1.1 to 1.0. This ratio was met as of each of our quarter end dates throughout the period from December 31, 2009 to September 30, 2011, thus allowing the special fee to be paid. Accordingly, during the three months ended September 30, 2011 and September 26, 2010, we paid total fees of $17.8 million and $11.0 million, respectively, to UCSP. During the nine months ended September 30, 2011 and September 26, 2010, we paid total fees of $47.9 million and $27.1 million, respectively. At September 30, 2011 and December 31, 2010, the current portion of our consolidated balance sheet included $18.3 million and $16.0 million, respectively, related to special fees payable to UCSP. Pursuant to certain subordination agreements, the special fee may not have been paid if there would have been an event of default (or to the knowledge of our officers a default) under our senior secured credit facilities or the Notes.

Distributions

Under the senior secured credit agreement (which has been terminated), for years beginning on or after December 31, 2010, distributions could be made in an aggregate amount not to exceed 25% of excess cash flow if no event of default existed and the total leverage ratio was not greater than 5.5x. Additionally, the indentures governing the Notes historically limited distributions that could be made to an amount equal to our Covenant EBITDA for the period from the beginning of the first fiscal quarter commencing on or after September 28, 2009 to the end of our most recently ended fiscal quarter for which internal financial statements are available less 1.75x our consolidated cash interest expense. The Notes also had an unrestricted basket of $50.0 million available as of the date of the refinancing. The above restrictions did not apply to our ability to make a distribution to the Partners in an aggregate amount equal to our hypothetical federal income tax, as provided for in UCDP’s partnership agreement. In relation to our operating results for the year ended December 31, 2010, we made distributions of $44.8 million (excluding distributions related to the Partners’ tax liabilities) during the nine months ended September 30, 2011.

Covenant stipulations

Our Notes previously contained a number of covenants which were also contained in our senior secured credit agreement (see Note 9 in Part I. Financial Information—Item 1. Financial Statements for a discussion of the recently completed consent solicitation which impacted the covenants included in the indentures governing the Notes). Among other things, these covenants restricted, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness, repay other indebtedness (including the Notes), pay certain distributions, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness and change the business conducted by us and our subsidiaries. In addition, the senior secured credit agreement contained the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a limitation on capital expenditures. We believe that we were in compliance in all material respects with all financial covenants as of September 30, 2011 and December 31, 2010.

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

Because these forward-looking statements are subject to numerous risks and uncertainties, our actual results may differ materially from those expressed in or implied by such forward-looking statements. Some of the risks and uncertainties that may cause such differences include, but are not limited to:

•	the global economic environment, including the effects of the global economic downturn and its duration, severity and impact on overall consumer activity;

•	the indebtedness of us and of our subsidiaries;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following is a schedule as of September 30, 2011 of our fixed and variable rate debt maturities and principal payments for each of the next five years, and thereafter (in thousands, except for percentages):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Debt (1):
Fixed rate debt	$—	$—	$—	$—	$260,000	$146,250	$406,250	$452,481
Average interest rate	n/a	n/a	n/a	n/a	8.9%	10.9%
Variable rate debt	$—	$—	$—	$—	$—	$450,000	$450,000	n/a
Average interest rate (2)	n/a	n/a	n/a	n/a	n/a	2.8%

Total gross debt	$—	$—	$—	$—	$260,000	$596,250	$856,250	n/a

(1)	Amounts exclude discounts and therefore represent gross maturities.
(2)	Represents the interest rate of the NBCUniversal Note as of September 30, 2011.

We are exposed to market risks relating to fluctuations in interest rates. We may mitigate this risk by paying down additional outstanding balances on our variable rate loans, refinancing with fixed rate permanent debt or obtaining cash flow hedge instruments. We had $450.0 million of unhedged variable rate debt as of September 30, 2011. Based on these variable-rate obligations, each 1% increase or decrease in the level of interest rates would have, respectively, increased or decreased our annual interest expense and related cash payments by approximately $4.5 million. The sensitivity analysis described above contains certain simplifying assumptions (for example, it assumes a constant level of variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period). Therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

There was no change in UCDP’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, UCDP’s internal control over financial reporting.

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

There was no change in Finance’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Finance’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

UCDP is threatened with or involved in various legal actions and claims incidental to the conduct of its business. Management does not expect these legal actions and claims to have a material impact on UCDP’s results of operations, financial position or cash flows.

Item 1A. Risk Factors

See “Risk Factors” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2010 and page 31 of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 14, 2011 and August 25, 2011, respectively, for a discussion regarding some of the reasons that our actual operating results may differ materially from those that we anticipate. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and our Registration Statement on Form S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

a) Exhibits

3.1	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Universal City Development Partners, Ltd. by and between Universal City Florida Holding Co. II and Universal City Florida Holding Co. I dated July 1, 2011 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on August 3, 2011).

3.2	First Amendment to the Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. II by and between Parks Holdings Acquisition LLC, Parks Holdings Acquisition Sub LLC and Universal City Property Management II LLC dated July 1, 2011 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on August 3, 2011).

3.3	First Amendment to the Third Amended and Restated Agreement of General Partnership of Universal City Florida Holding Co. I by and between Parks Holdings Acquisition LLC, Parks Holdings Acquisition Sub LLC and Universal City Property Management II LLC dated July 1, 2011 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on August 3, 2011).

4.1	Promissory Note between Universal City Development Partners, Ltd. and NBCUniversal Media, LLC dated July 1, 2011 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on August 3, 2011).

10.1	First Amendment to the Advisory Services Agreement by and among Universal City Development Partners, Ltd., Universal City Studios Productions LLLP, as successor in interest to Vivendi Universal Entertainment LLLP and Blackstone Management Partners L.P. dated July 1, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on August 3, 2011).

31.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Principal Executive Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer of Universal City Development Partners, Ltd. Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Principal Executive Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Principal Financial Officer of UCDP Finance, Inc. Pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flow, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalves by the undersigned thereunto duly authorized.

UNIVERSAL CITY DEVELOPMENT PARTNERS, LTD.

Date: November 2, 2011	By:	/s/ TRACEY L. STOCKWELL
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer

UCDP FINANCE, INC.

Date: November 2, 2011	By:	/s/ TRACEY L. STOCKWELL
	Name:	Tracey L. Stockwell
	Title:	Principal Financial Officer and Duly Authorized Officer